Form 10-Q
period 2001-06-30
BCOM3 GROUP INC
filed 2001-08-20
CIK 1139185

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

  For the Quarterly Period Ended: June 30, 2001

                                      OR

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

  For the transition period from             to

                        Commission File Number: 0-32649

                               ----------------

                               Bcom3 Group, Inc.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       36-4345638
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

            35 West Wacker Drive
                 Chicago, IL                                       60601
  (Address of principal executive offices)                       (Zip Code)

                                 (312) 220-1000
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] or No [X]

   As of July 31, 2001, the Registrant had outstanding 15,339,122 shares of Common Stock, par value $.01 per share, and 4,284,248 shares of Class B Common Stock, par value $.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
                    PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets as of June 30, 2001 and December
         31, 2000.....................................................     3
        Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 2001 and 2000..........................     4
        Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2001 and 2000.......................................     5
        Notes to Consolidated Condensed Financial Statements..........     6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................     9
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    12
                      PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.............................................    13
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.....................    13
ITEM 3. DEFAULT UPON SENIOR SECURITIES................................    13
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.............    13
ITEM 5. OTHER EVENTS..................................................    13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................    13
        SIGNATURES....................................................    14

                       BCOM3 GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                      (Unaudited)
                                                       June 30,    December 31,
                                                         2001         2000
                                                      -----------  -----------
                       ASSETS
                       ------
Current assets:
 Cash and cash equivalents........................... $   392,696  $   598,159
 Accounts receivable (less allowance for doubtful
  accounts of $44,211
  and $41,541, respectively).........................   1,667,655    1,618,925
 Production expenditures billable to clients.........     253,132      186,292
 Prepaid expenses and other assets...................     113,460      133,642
                                                      -----------  -----------
     Total Current Assets............................   2,426,943    2,537,018
Property and equipment...............................     648,572      612,904
Less: Accumulated depreciation and amortization......     292,515      260,210
                                                      -----------  -----------
      Property and equipment, net....................     356,057      352,694
Goodwill (less accumulated amortization of $92,500
 and $65,074, respectively)..........................   1,262,249    1,266,955
Other................................................     277,732      306,606
                                                      -----------  -----------
 Total Assets........................................ $ 4,322,981  $ 4,463,273
                                                      ===========  ===========
         LIABILITIES AND STOCKHOLDER'S EQUITY
         ------------------------------------

Current liabilities:
 Trade accounts payable.............................. $ 1,563,932  $ 1,624,991
 Short-term borrowings...............................     156,406       39,826
 Current portion of long-term debt...................      62,359       57,376
 Accrued expenses and other payables.................     447,796      542,070
                                                      -----------  -----------
     Total Current Liabilities.......................   2,230,493    2,264,263
Long-term debt.......................................     342,382      389,128
Real estate finance obligation.......................     191,271      195,321
Deferred compensation and accrued retirement
 benefits............................................     110,266      123,461
Other long-term liabilities..........................     118,177      150,998
Deferred rent........................................      30,702       29,003
                                                      -----------  -----------
                                                          792,798      887,911
Minority interest....................................      13,082       14,141
Commitments and contingencies........................
Mandatorily redeemable stock.........................     257,979      239,126
Stockholder's equity:
 Common Stock, Class B, $0.01 par value, 10,000,000
  shares authorized, 4,284,248 and 4,274,248 shares
  issued and outstanding at June 30, 2001 and
  December 31, 2000, respectively....................          43           43
 Additional paid-in capital..........................   1,187,279    1,185,979
 Retained deficit....................................    (151,109)    (124,332)
 Accumulated other comprehensive loss................      (7,584)      (3,858)
                                                      -----------  -----------
    Total Stockholder's Equity.......................   1,028,629    1,057,832
                                                      -----------  -----------
 Total Liabilities and Stockholder's Equity.......... $ 4,322,981  $ 4,463,273
                                                      ===========  ===========

  The accompanying Notes to Consolidated Condensed Financial Statements are an
                       integral part of these statements.

                       BCOM3 GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      --------------------  ------------------
                                        2001       2000       2001      2000
                                      ---------  ---------  --------  --------
Revenue.............................. $ 479,891  $ 469,945  $927,111  $850,733
Operating expenses:
  Compensation and employee
   benefits..........................   286,754    287,314   567,916   524,281
  Other general expenses.............    81,346     82,741   153,428   142,039
  Office and related expenses........    35,997     34,314    70,999    64,342
  Depreciation and amortization......    35,777     33,751    71,262    57,544
  Nonrecurring charge................       --         --        --     71,889
  Restructuring charge...............     3,248        --      3,248       --
                                      ---------  ---------  --------  --------
    Total operating expenses.........   443,122    438,120   866,853   860,095
Operating income (loss)..............    36,769     31,825    60,258    (9,362)
Other income (expense):
  Interest income....................     5,322     10,374    13,165    16,020
  Interest expense ..................  (12,220)    (16,506)  (25,232)  (28,309)
  Foreign currency gain (loss).......       910      (210)      (24)    (1,478)
  Other income.......................       --         --        --        193
                                      ---------  ---------  --------  --------
    Total other expense..............    (5,988)    (6,342)  (12,091)  (13,574)
                                      ---------  ---------  --------  --------
Income (loss) before income taxes....    30,781     25,483    48,167   (22,936)
Income taxes.........................    21,724     17,737    35,022    32,920
                                      ---------  ---------  --------  --------
Income (loss) after income taxes.....     9,057      7,746    13,145   (55,856)
Minority interest....................    (4,086)    (2,771)   (6,265)   (4,626)
Equity in affiliates.................      (526)     2,181       139     2,845
                                      ---------  ---------  --------  --------
Net income (loss).................... $   4,445  $   7,156  $  7,019  $(57,637)
                                      =========  =========  ========  ========
Net loss per common share
  Basic and Diluted.................. $   (2.89) $   (2.88) $  (6.01) $ (37.07)
                                      =========  =========  ========  ========

 The accompanying Notes to Consolidated Condensed Financial Statements are an
                      integral part of these statements.

                       BCOM3 GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
Cash Flows from Operating Activities
 Net income (loss)....................................... $   7,019  $ (57,637)
 Reconciliation of net income (loss) to net cash provided
  by operating activities:
  Depreciation and amortization..........................    71,262     57,544
  Provision for doubtful accounts........................     2,856        605
  Loss on divestment.....................................     1,137        --
  (Decrease)/increase in deferred compensation and
   accrued retirement benefits...........................   (11,910)       191
  Dividends in excess of (less than) earnings in
   affiliates............................................     1,611     (2,220)
  Minority interest......................................     6,265      4,626
 Changes in operating assets and liabilities, net of
  effects from acquisitions:
  Decrease in accounts receivable........................    36,272      6,549
  Increase in production expenditures billable to
   clients...............................................   (70,864)   (51,239)
  Decrease in trade accounts payable.....................  (144,015)   (39,833)
  Decrease in accrued expenses and other payables........  (131,433)  (114,939)
  Increase/(decrease) in accrued income taxes............     5,209     (3,152)
  Decrease/(increase) in prepaid expenses and other
   current assets........................................    26,475     (9,149)
  Decrease in other assets...............................    18,847      4,678
                                                          ---------  ---------
     Net Cash Used in Operating Activities...............  (181,269)  (203,976)
                                                          ---------  ---------


Cash Flows from Investing Activities
 Business acquisitions, net of cash acquired.............   (27,226)   (20,858)
 Expenditures for property and equipment.................   (35,695)   (29,120)
 Proceeds from sale of assets............................       --         933
 Cash acquired in MacManus acquisition...................       --      50,583
                                                          ---------  ---------
     Net Cash (Used in)/Provided by Investing Activities.   (62,921)     1,538
                                                          ---------  ---------


Cash Flows from Financing Activities
 Dividends paid to minority stockholders.................    (5,688)    (3,044)
 Dividends paid..........................................    (4,919)       --
 Proceeds from short-term borrowings.....................   104,117     62,977
 Proceeds from long-term debt............................     6,326    151,166
 Repayment of long-term debt.............................   (58,890)   (59,211)
 Repayment of stockholder loans..........................       --       5,600
 Proceeds from sales of stock............................     1,300    486,037
 Redemptions of stock....................................    (1,801)   (30,776)
                                                          ---------  ---------
     Net Cash Provided by Financing Activities...........    40,445    612,749
                                                          ---------  ---------
 Effect of exchange rate changes on cash and cash
  equivalents............................................    (1,718)      (515)
                                                          ---------  ---------
Net (Decrease) / Increase in Cash and Cash Equivalents...  (205,463)   409,796
Cash and Cash Equivalents, Beginning of Year.............   598,159    202,518
                                                          ---------  ---------
Cash and Cash Equivalents, End of Period................. $ 392,696  $ 612,314
                                                          =========  =========
Supplemental Cash Flow Information
Income taxes paid........................................ $  15,278  $  34,527
                                                          =========  =========
Interest paid............................................ $  12,731  $  15,953
                                                          =========  =========

  The accompanying Notes to Consolidated Condensed Financial Statements are an
                       integral part of these statements.

                       BCOM3 GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

   1. The consolidated condensed interim financial statements included herein have been prepared by Bcom3 Group, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations.

   2. These statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 and notes thereto included in the Company's Form 10 registration statement, Amendment No. 1 to Form 10, and Amendment No. 2 to Form 10 filed April 30, 2001, July 11, 2001, and August 8, 2001, respectively.

   3. Results of operations for interim periods are not necessarily indicative of annual results.

   4. Basic loss per share is calculated by dividing net income, reduced by $16.8 million and $32.7 million of income allocable to mandatorily redeemable Class A common shares for the three and six months ended June 30, 2001, respectively, and by $19.5 million and $37.3 million for the comparable periods in 2000, respectively, by the weighted average number of Class B common shares outstanding during the period. Diluted loss per share is based on the above, plus, if dilutive, common stock equivalents which include outstanding options. For purposes of computing diluted loss per share for the three and six months ended June 30, 2001 and 2000, the outstanding options were not dilutive and as a result, basic and diluted earnings per share are equal. The number of shares used in the computations of basic and diluted loss per share for the three and six months ended June 30, 2001 and 2000 is as follows:

                 Three Months Ended   Six Months Ended
                      June 30,            June 30,
                 ------------------- -------------------
                   2001      2000      2001      2000
                 --------- --------- --------- ---------
                 4,282,270 4,274,248 4,278,281 2,559,852
                 ========= ========= ========= =========

2. Comprehensive Income

   Total comprehensive income and its components are as follows (in thousands):


                                            Three Months       Six Months
                                               Ended             Ended
                                              June 30,          June 30,
                                           ---------------  ------------------
                                            2001    2000      2001      2000
                                           ------  -------  --------  --------
   Net income (loss).....................  $4,445  $ 7,156  $  7,019  $(57,637)
   Unrealized gain/(loss) on investments
    (net of tax (expense) / benefits of
    $(43) and $128, for the three months
    ended, respectively, and $278 and
    $314, for the six months ended,
    respectively)........................      80     (237)     (516)     (583)
   Foreign currency translation loss (net
    of tax benefits of $2,977 and $3,570,
    for the three months ended,
    respectively, and $5,155 and $3,570,
    for the six months ended,
    respectively)........................  (4,296)  (3,682)  (16,633)   (8,857)
                                           ------  -------  --------  --------
   Comprehensive income (loss)...........  $  229  $ 3,237  $(10,130) $(67,077)
                                           ======  =======  ========  ========

                       BCOM3 GROUP, INC. AND SUBSIDIARIES

                                                              2001      2000
                                                            --------  --------
   Accumulated other comprehensive loss as of January 1,... $ (3,858) $    --
   Unrealized loss on investments (net of tax benefits of
    $278 and $314, for the six months ended,
    respectively)..........................................     (516)     (583)
   Foreign currency translation loss (net of tax benefits
    of $5,155 and $3,570, for the six months ended,
    respectively)..........................................  (16,633)   (8,857)
   Allocation to Mandatorily redeemable stock..............   13,423     8,345
                                                            --------  --------
   Accumulated other comprehensive loss as of June 30,..... $ (7,584) $ (1,095)
                                                            ========  ========

3. Segment Information

   The Company's wholly and partially owned businesses operate within the advertising and marketing communications services operating segment. All of these services fall within one reportable segment as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   A summary of the Company's revenues and property and equipment by geographic area as of and for the three and six months ended June 30, 2001 and 2000 is as follows (in thousands):

                             United            Asia    Latin
                             States   Europe  Pacific America  Other   Total
                            -------- -------- ------- ------- ------- --------
   Revenue
   Three Months Ended
     2001.................. $252,545 $139,560 $46,609 $30,940 $10,237 $479,891
     2000..................  245,679  129,513  57,568  35,944   1,241  469,945
   Revenue
   Six Months Ended
     2001.................. $499,334 $258,916 $89,881 $59,211 $19,769 $927,111
     2000..................  448,134  236,953  89,668  61,999  13,979  850,733
   Property and equipment,
   net
   As of June 30,
     2001.................. $278,528 $ 48,959 $14,860 $10,629 $ 3,081 $356,057
     2000..................  254,060   41,027  14,615  14,692   3,496  327,890

4. Derivative Instruments

   On January 1, 2001, the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS No. 138"). The adoption of SFAS No. 133 and No. 138 did not have a material effect on the Company's consolidated financial position or results of operations.

   The Company manages its exposure to fluctuations in foreign currency exchange rates and interest rates, primarily through the use of foreign exchange contracts and interest rate swaps. The Company selectively utilizes derivative financial instruments solely to reduce certain market risks. These hedging activities are limited in volume and confined to the management of specific interest rate and foreign exchange risks. Senior management actively participates in the quantification, monitoring, and control of all significant risks. While utilizing these financial instruments, the Company does not make any speculative investment decisions.

                       BCOM3 GROUP, INC. AND SUBSIDIARIES

   The Company enters into forward foreign exchange contracts primarily to hedge certain intercompany payables and receivables typically deemed to be short-term in nature. The forward contract terms are typically six months or less in duration and structured to facilitate the payment of the intercompany obligation with the resulting gain or loss included in the basis of the transaction upon settlement. When the underlying intercompany obligation is long-term in nature, a hedge may be used to equalize the interest rate differential. In these instances a one-year forward contract is entered into. Currently all derivative instruments are not designated as hedging instruments and therefore accounting for these derivatives will not utilize any of the hedge accounting treatments allowed under SFAS No. 133 and No. 138, and any gains or losses will be recognized in current earnings. For the three and six months ended June 30, 2001, the impact on earnings was not material.

5. Recent Accounting Principles

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001.

   SFAS No. 141 has been adopted by the Company and is not expected to have a material impact on the Company's results of operations. The Company will adopt the provisions of SFAS No. 142 beginning in the first quarter of 2002. SFAS No. 142 also contains certain transition provisions that apply to acquisitions completed after June 30, 2001. The Company records a significant amount of goodwill and other intangible asset amortization expense and is in the process of analyzing the impact of adopting SFAS No. 142. The adoption of the transition provisions is not expected to have a material effect on the Company's results of operations.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for all fiscal years beginning after June 15, 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value of the obligation can be made. The adoption of the provisions of this pronouncement is not expected to have a material effect on the Company's results of operations.

6. Subsequent Event

   On August 1, 2001, the Company completed amendments to both of its primary credit facilities. The primary purpose of these amendments was to restructure existing term debt into revolving credit facilities to remove the acquisition and foreign indebtedness restrictions and to extend the maturity of these facilities.

   The MacManus and DMB&B USA, Inc. Amended and Restated Credit Agreement (the "Restated Credit Agreement") was restructured from a $285.0 million term loan and a $120.0 million revolving credit facility into a $350.0 million revolving credit facility (the "Second Amended and Restated Credit Agreement"). Of these amounts, $200.0 million of the Second Amended and Restated Credit Agreement is fully committed through July 2004 and contains a $100.0 million swing line to provide overnight borrowing capabilities. The remaining $150.0 million is fully committed through July 2002.

   The Leo Burnett Credit Agreement (the "Credit Agreement") was restructured from a $100.0 million term loan to a $100.0 million revolving credit facility and contains a $50.0 million swing line to provide overnight borrowing capabilities. This facility is fully committed through July 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   Second Quarter Ended June 30, 2001 Compared to Second Quarter Ended June 30, 2000

   Revenues: In the second quarter of 2001, our consolidated worldwide revenue increased $10.0 million, or 2.1%, to $479.9 million from $469.9 million for the comparable period of 2000, reflecting growth in both domestic and international operations. Our second quarter 2001 domestic revenue increased $6.9 million, or 2.8%, to $252.5 million from $245.6 million for the comparable period of 2000. The effect of acquisitions, net of divestitures increased domestic revenue by 1.3% and the remaining 1.5% increase was due to net new business wins and higher net revenue from existing clients. Our second quarter 2001 international revenue increased $3.1 million, or 1.4% to $227.4 million from $224.3 million for the comparable period of 2000. The effect of acquisitions, net of divestitures increased international revenue by 4.8% and changes in translation of foreign currencies to the U.S. dollar decreased international revenue by 8.9% as compared to 2000. The remaining 5.5% increase was due to net new business wins and higher net revenue from existing clients.

   Expenses: Operating expenses for the second quarter 2001, excluding a $3.2 million restructuring charge, increased by 0.4% over operating expenses for the comparable period of 2000. Compensation and employee benefits, excluding the effects of the restructuring charge, decreased 0.2% and represented 59.8% of revenues compared to 61.1% in 2000. The remaining 0.6% increase in operating expenses was mainly attributable to increased amortization as a result of business acquisitions.

   Operating Income: Operating income, excluding the $3.2 million restructuring charge, increased $8.2 million, or 25.8%, to $40.0 million from $31.8 million for the comparable period of 2000.

   Other: Interest income decreased by $5.1 million from the second quarter 2000 to the second quarter 2001 primarily due to reduced interest rates, particularly in the U.S. where the majority of cash investments are held, and partly as the result of cash balances used to reduce indebtedness. Interest expense had a comparable decrease of $4.3 million for the same reasons.

   Taxes: The effective tax rate, calculated based upon the provision for income taxes, was 70.6% in the second quarter of 2001 compared to 69.6% in the second quarter of 2000. The increase in the effective tax rate in 2001 over 2000 resulted principally from the recording of additional non-deductible goodwill amortization in 2001.

   Equity in Affiliates and Minority Interest: In the second quarter 2001, equity in affiliates decreased $2.7 million from the comparable period of 2000 as equity affiliates previously accounted for under the equity method were consolidated subsidiaries in the second quarter of 2001. Minority interest increased $1.3 million due to both higher aggregate profits and the reflection of the minority interest of previous equity affiliates.

   Restructuring Charge: As part of our operational initiatives related to the merged operations of The Leo Group and The MacManus Group, we incurred a $3.2 million restructuring charge in the second quarter of 2001 for the realignment of certain of our technology businesses. The restructuring charge includes severance, lease termination and other related costs.

 Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Revenues: For the six months ended June 30, 2001, our consolidated worldwide revenue increased $76.4 million, or 9.0%, to $927.1 million from $850.7 million for the comparable period of 2000, reflecting growth in both domestic and international operations. This increase also reflects a full six months of operations in 2001 from the merger between The Leo Group and The MacManus Group on January 31, 2000. Our domestic revenue for the six months ended June 30, 2001 increased $51.2 million, or 11.4%, to $499.3 million from $448.1 million for the comparable period of 2000.

The effect of acquisitions, net of divestitures accounted for 9.2% of the increase, and was principally attributable to the effects of including one additional month of operations of The MacManus Group. The remaining 2.2% increase was due to net new business wins and higher net revenue from existing clients. Our 2001 international revenue for the six months ended June 30, 2001 increased $25.2 million, or 6.3%, to $427.8 million from $402.6 million for the comparable period of 2000. The effect of acquisitions, net of divestitures accounted for 9.3% of the increase and was principally attributable to the effects of including one additional month of operations of The MacManus Group. Changes in translation of foreign currencies to the U.S. dollar decreased international revenue by 9.0% as compared to 2000. The remaining 6.0% increase was due to net new business wins and higher net revenue from existing clients.

   Expenses: Operating expenses for the six months ended June 30, 2001, excluding the nonrecurring charge incurred in connection with the merger between The Leo Group and The MacManus Group in 2000 and a $3.2 million restructuring charge taken in the second quarter of 2001, increased by 9.6% over expenses for the comparable period of 2000. Compensation and employee benefits increased 8.3% and represented 61.3% of revenues compared to 61.6% in 2000.

   The increase was slightly lower than the rate of revenue growth. The remaining increase in operating expenses during the period was primarily due to reflecting the full six months of operations of the merger between The Leo Group and The MacManus Group in 2000.

   Operating Income: Operating income, excluding the $71.9 million nonrecurring charge recorded in connection with the merger in 2000 and the restructuring charge recorded in 2001, remained approximately the same as the comparable period.

   Other: Interest income decreased by $2.9 million from the six months ended June 30, 2000 to the comparable period of 2001 primarily due to reduced interest rates, particularly in the U.S. where the majority of cash investments are held, and partly as the result of cash balances used to reduce indebtedness. Interest expense had a comparable decrease of $3.1 million for the same reasons.

   Taxes: The effective tax rate, calculated based upon the provision for income taxes, was 72.7% through the six months ended June 30, 2001. Excluding the effect of the 2000 nonrecurring charge recorded in connection with the merger of The Leo Group and The MacManus Group, the effective tax rate through the six months ended June 30, 2000 was 67.2%. The increase in the effective tax rate in 2001 over 2000 resulted principally from the recording of a full six months of non-deductible goodwill amortization in 2001.

   Equity in Affiliates and Minority Interest: In the six months ended June 30, 2001, equity in affiliates decreased $2.7 million from the comparable period of 2000, as previous equity affiliates are consolidated subsidiaries in 2001. Minority interest increased $1.6 million due to both higher aggregate profits and the reflection of the minority interest of previous equity affiliates.

   Restructuring Charge: As part of our operational initiatives related to the merged operations of The Leo Group and The MacManus Group, we incurred a $3.2 million restructuring charge in the six months ended 2001 for the realignment of certain of our technology businesses. The restructuring charge includes severance, lease termination and other related costs.

Liquidity and Capital Resources

   Our capital base has been sufficient for all our operating needs. As of June 30, 2001, we had long-term debt of $404.7 million. We maintain relationships with a number of banks worldwide that have extended unsecured lines of credit totaling $214.4 million, of which approximately $58.0 million was unused as of June 30, 2001. In addition, on August 1, 2001, we amended our $385.0 million of term debt and our $120.0 million revolving credit facility into a new $450.0 million revolving credit of which $300.0 million is committed to July 2004 and $150.0 million is committed to July 2002. As a result, $385.0 million of long-term debt was repaid with $185.0 million of available cash and $200.0 million of drawings against this new revolver. We believe that our operating cash flow combined with cash on hand and access to committed lines of credit are sufficient to support our foreseeable cash requirements, including dividends, capital expenditures, acquisitions and working capital.

   Cash and cash equivalents at June 30, 2001 were $205.5 million lower than December 31, 2000 primarily due to retirement of $58.9 million of long-term debt and reduced media collection float caused by the seasonality of advertising activity. A working capital decrease of $76.3 million was primarily the result of increased short-term borrowings to fund long-term debt payments, funding of annual incentive compensation, and six months of acquisition expenditures.

   Our net capital expenditures for property and equipment were $35.7 million for the six months ended June 30, 2001. These expenditures primarily related to our worldwide investment in technology, coupled with leasehold improvements.

   In 2001, we acquired several companies to enhance our network, primarily in the United States and Europe. These acquisitions were primarily financed by short-term borrowings. We anticipate that we will continue to pursue acquisition opportunities that will expand our capabilities and geographical presence.

 Recent Accounting Principles

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001.

   We have adopted SFAS No. 141 which is not expected to have a material impact on our results of operations. We will adopt the provisions of SFAS No. 142 beginning in the first quarter of 2002. SFAS No. 142 also contains certain transition provisions that apply to acquisitions completed after June 30, 2001. We record a significant amount of goodwill and other intangible asset amortization expense and are in the process of analyzing the impact of adopting SFAS No. 142. The adoption of the transition provisions is not expected to have a material effect on our results of operations.

   In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for all fiscal years beginning after June 15, 2001. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value of the obligation can be made. The adoption of the provisions of this pronouncement is not expected to have a material effect on our results of operations.

 Conversion to the Euro

   On January 1, 1999, certain member countries of the European Union established fixed conversion rates between existing currencies and the European Union's common currency, the "Euro". We conduct business in member countries. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. We are addressing the issues involved with the introduction of the Euro. The major important issues facing us include: converting information technology systems, reassessing currency risk, negotiating and amending contracts and processing tax and accounting records.

   Based upon progress to date, we believe that the use of the Euro will not have a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Accordingly, conversion to the Euro has not had, and is not expected to have, a material effect on our financial condition or results of operations.

 Forward-Looking Statements

   This document contains disclosures that are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue." These forward-looking statements are based upon the current plans or expectations of Bcom3 Group, Inc. and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and our future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; and the complexity of integrated computer systems. As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by us or on behalf of us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our policy is to use financial instruments to manage risk consistent with our business plans and prudent practices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates as discussed below. Our senior management actively participates as a risk oversight function to ensure compliance with corporate policies and prudent risk management practices are adhered to.

Interest Rates

   We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage our interest rate exposure through the use of fixed rate debt, floating rate debt placed in staggered maturities and interest rate swaps. We do not use financial instruments to speculate in interest rates.

Foreign Operations

   Investing in foreign countries involves certain risks. Economic conditions that result in higher comparative rates of inflation in foreign countries likely result in declining values in such countries' currencies. As currencies fluctuate against the United States Dollar, there is a corresponding change in our investment value in terms of the United States Dollar. Such change is reflected as an increase or decrease in comprehensive income, a separate component of stockholder's equity. Net foreign currency devaluations have reduced the reported amount of total stockholder's equity by $30.0 million as of June 30, 2001.

   We cannot predict foreign currency exchange rate movements, and therefore cannot predict the impact of such movements on our financial condition, results of operations and net cash flows.

   As of June 30, 2001, no material change has occurred in our market risks, as compared to the disclosure on our Form 10 for the year ended December 31, 2000.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   We are involved in various claims and lawsuits arising in the ordinary course of business, none of which, in the opinion of management, is expected to have a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   The number of outstanding stock options under the Bcom3 2000 Long-Term Equity Incentive Plan increased from 941,116 as of March 31, 2001 to 951,331 as of June 30, 2001 in transactions exempt from registration pursuant to Rule 701 under the Securities Act.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Our stockholders elected Roger A. Haupt to the additional office of Chairman, and our voting trustees made certain related changes to our Voting Trust Agreement, at meetings held on April 18, 2001. All of our shares of Class A and Class B common stock were voted in favor of each such action, as applicable. We filed a copy of the Voting Trust Agreement, as amended, as
Exhibit 9.1 to our Form 10 Registration Statement on April 30, 2001.

ITEM 5. OTHER EVENTS

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

   None.

 (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the second quarter of 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Bcom3 Group, Inc.


                                                             /s/ Craig D. Brown
                                                 By: _______________________________________

                                                     Craig D. Brown
                                              President and Chief Operating
                                                         Officer
                                            (Principal Financial Officer and
                                                  Authorized Signatory)

August 20, 2001