Form 10-Q
period 2001-09-30
BCOM3 GROUP INC
filed 2001-11-14
CIK 1139185

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

   For the Quarterly Period Ended: September 30, 2001


                                      OR

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

   For the transition period from     to    .

                        Commission File Number: 0-32649

                               -----------------

                               Bcom3 Group, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                 36-4345638
     (State or other               (I.R.S.
      jurisdiction         EmployerIdentification
   ofincorporation or               No.)
      organization)

     35 West Wacker
    DriveChicago, IL                60601
  (Address of principal          (Zip code)
   executive offices)

                                (312) 220-1000
             (Registrant's telephone number, including area code)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [_]

   As of October 31, 2001, the Registrant had outstanding 15,292,334 shares of Common Stock, par value $.01 per share, and 4,284,248 shares of Class B Common Stock, par value $.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               Page
                                                                               No.
                                                                               ----
                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.   3
   Consolidated Statements of Operations for the Three and Nine Months Ended
     September 30, 2001 and 2000..............................................   4
   Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2001 and 2000..............................................   5
   Notes to Consolidated Condensed Financial Statements.......................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................   9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............  12

                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................  13

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................  13

ITEM 3. DEFAULT UPON SENIOR SECURITIES........................................  13

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................  13

ITEM 5. OTHER EVENTS..........................................................  13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................  13

        SIGNATURES............................................................  14

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                (Unaudited)
                                                                               September 30, December 31,
                                                                                   2001          2000
                                                                               ------------- ------------
                                 A S S E T S
                                 -----------
Current assets:
   Cash and cash equivalents..................................................  $  249,302    $  598,159
   Accounts receivable (less allowance for doubtful accounts of $43,927
     and $41,541, respectively)...............................................   1,570,360     1,618,925
   Production expenditures billable to clients................................     215,804       186,292
   Prepaid expenses and other assets..........................................     109,063       133,642
                                                                                ----------    ----------
       Total Current Assets...................................................   2,144,529     2,537,018
Property and equipment........................................................     683,911       612,904
Less: Accumulated depreciation and amortization...............................     314,819       260,210
                                                                                ----------    ----------
       Property and equipment, net............................................     369,092       352,694
Goodwill (less accumulated amortization of $108,420 and $65,074, respectively)   1,316,704     1,266,955
Other.........................................................................     238,683       306,606
                                                                                ----------    ----------
       Total Assets...........................................................  $4,069,008    $4,463,273
                                                                                ==========    ==========
     L I A B I L I T I E S  A N D  S T O C K H O L D E R ' S  E Q U I T Y
     --------------------------------------------------------------------
Current liabilities:
   Trade accounts payable.....................................................  $1,627,607    $1,624,991
   Short-term borrowings......................................................      54,118        39,826
   Current portion of long-term debt..........................................      10,133        57,376
   Accrued expenses and other payables........................................     468,198       542,070
                                                                                ----------    ----------
       Total Current Liabilities..............................................   2,160,056     2,264,263
Long-term debt................................................................     152,918       389,128
Real estate finance obligation................................................     189,246       195,321
Deferred compensation and accrued retirement benefits.........................     110,322       123,461
Other long-term liabilities...................................................     115,508       150,998
Deferred rent.................................................................      29,674        29,003
                                                                                ----------    ----------
                                                                                   597,668       887,911
Minority interest.............................................................      16,079        14,141
Commitments and contingencies.................................................
Mandatorily redeemable stock..................................................     278,290       239,126
Stockholder's equity:
   Common Stock, Class B, $0.01 par value, 10,000,000 shares authorized,
     4,284,248 and 4,274,248 shares issued and outstanding at September 30,
     2001 and December 31, 2000, respectively.................................          43            43
   Additional paid-in capital.................................................   1,187,279     1,185,979
   Retained deficit...........................................................    (163,663)     (124,332)
   Accumulated other comprehensive loss.......................................      (6,744)       (3,858)
                                                                                ----------    ----------
       Total Stockholder's Equity.............................................   1,016,915     1,057,832
                                                                                ----------    ----------
       Total Liabilities and Stockholder's Equity.............................  $4,069,008    $4,463,273
                                                                                ==========    ==========

 The accompanying Notes to Consolidated Condensed Financial Statements are an
                      integral part of these statements.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                            Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                            ------------------  ----------------------
                                              2001      2000       2001        2000
                                            --------  --------  ----------  ----------
Revenue.................................... $456,609  $434,262  $1,383,720  $1,284,995
Operating expenses:
   Compensation and employee benefits......  282,208   270,517     850,124     794,798
   Other general expenses..................   68,356    77,278     221,784     219,317
   Office and related expenses.............   36,863    32,044     107,862      96,386
   Depreciation and amortization...........   37,631    35,219     108,893      92,763
   Nonrecurring charge.....................       --        --          --      71,889
   Restructuring and other special charges.    2,596        --       5,844          --
                                            --------  --------  ----------  ----------
       Total operating expenses............  427,654   415,058   1,294,507   1,275,153
Operating income...........................   28,955    19,204      89,213       9,842
Other income (expense):
   Interest income.........................    4,529     9,722      17,694      25,742
   Interest expense........................   (9,516)  (16,907)    (34,748)    (45,216)
   Foreign currency loss...................     (446)   (5,443)       (470)     (6,921)
   Other income ...........................       --        --          --         193
                                            --------  --------  ----------  ----------
       Total other expense.................   (5,433)  (12,628)    (17,524)    (26,202)
                                            --------  --------  ----------  ----------
Income (loss) before income taxes..........   23,522     6,576      71,689     (16,360)
Income taxes...............................   15,369    12,127      50,391      45,047
                                            --------  --------  ----------  ----------
Income (loss) after income taxes...........    8,153    (5,551)     21,298     (61,407)
Minority interest..........................   (1,570)   (2,328)     (7,835)     (6,954)
Equity in affiliates.......................   (1,916)    2,591      (1,777)      5,436
                                            --------  --------  ----------  ----------
Net income (loss).......................... $  4,667  $ (5,288) $   11,686  $  (62,925)
                                            ========  ========  ==========  ==========
Net loss per common share
   Basic and Diluted....................... $  (2.93) $  (3.51) $    (8.94) $   (35.05)
                                            ========  ========  ==========  ==========


 The accompanying Notes to Consolidated Condensed Financial Statements are an
                      integral part of these statements.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                         --------------------
                                                                                           2001       2000
                                                                                         ---------  ---------
Cash Flows from Operating Activities
   Net income (loss).................................................................... $  11,686  $ (62,925)
   Reconciliation of net income (loss) to net cash provided by/(used in) operating activities:
       Depreciation and amortization....................................................   108,893     92,763
       Provision for doubtful accounts..................................................     6,532      3,116
       Loss on divestment...............................................................     1,430         --
       (Decrease)/increase in deferred compensation and accrued retirement benefits.....   (12,586)     2,432
       Dividends in excess of (less than) earnings in affiliates........................     7,098     (4,328)
       Minority interest................................................................     7,835      6,954
   Changes in operating assets and liabilities, net of effects from acquisitions:
       Decrease in accounts receivable..................................................   158,911      1,690
       Increase in production expenditures billable to clients..........................   (32,787)   (17,447)
       Decrease in trade accounts payable...............................................  (103,891)  (137,402)
       Decrease in accrued expenses and other payables..................................  (140,533)   (73,702)
       Increase/(decrease) in accrued income taxes......................................    12,269    (35,265)
       Decrease/(increase) in prepaid expenses and other current assets.................    33,848    (12,953)
       Decrease in other assets.........................................................    17,825        971
                                                                                         ---------  ---------
          Net Cash Provided by/(Used in) Operating Activities...........................    76,530   (236,096)
                                                                                         ---------  ---------
Cash Flows from Investing Activities
   Business acquisitions, net of cash acquired..........................................   (63,787)   (33,186)
   Expenditures for property and equipment..............................................   (54,908)   (49,972)
   Proceeds from sale of assets.........................................................     2,822        721
   Cash acquired in MacManus acquisitions...............................................        --     50,583
                                                                                         ---------  ---------
          Net Cash Used in Investing Activities.........................................  (115,873)   (31,854)
                                                                                         ---------  ---------
Cash Flows from Financing Activities
   Dividends paid to minority stockholders..............................................    (6,145)    (6,429)
   Dividends paid.......................................................................    (4,919)        --
   Proceeds from short-term borrowings..................................................     5,429         --
   Repayment of short-term borrowings...................................................        --    (12,089)
   Proceeds from long-term debt.........................................................     5,544    151,881
   Repayment of long-term debt..........................................................  (302,317)   (64,392)
   Repayment of stockholder loans.......................................................        --      5,600
   Proceeds from sales of stock.........................................................     1,560    486,037
   Redemptions of stock.................................................................    (1,960)   (31,146)
                                                                                         ---------  ---------
          Net Cash (Used in)/Provided by Financing Activities...........................  (302,808)   529,462
                                                                                         ---------  ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents............................    (6,706)    (5,599)
                                                                                         ---------  ---------
Net (Decrease)/Increase in Cash and Cash Equivalents....................................  (348,857)   255,913
Cash and Cash Equivalents, Beginning of Year............................................   598,159    202,518
                                                                                         ---------  ---------
Cash and Cash Equivalents, End of Period................................................ $ 249,302  $ 458,431
                                                                                         =========  =========
Supplemental Cash Flow Information
Income taxes paid....................................................................... $  19,744  $  63,007
                                                                                         =========  =========
Interest paid........................................................................... $  18,849  $  26,280
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

   4. Basic loss per share is calculated by dividing net income, reduced by $17.2 million and $49.9 million of income allocable to mandatorily redeemable Class A common shares for the three and nine months ended September 30, 2001, respectively, and by $9.7 million and $47.0 million for the comparable periods in 2000, respectively, by the weighted average number of Class B common shares outstanding during the period. Diluted loss per share is based on the above, plus, if dilutive, common stock equivalents which include outstanding options. For purposes of computing diluted loss per share for the three and nine months ended September 30, 2001 and 2000, the outstanding options were not dilutive and as a result, basic and diluted loss per share are equal. The number of shares used in the computations of basic and diluted loss per share for the three and nine months ended September 30, 2001 and 2000 is as follows:

  Three Months Ended   Nine Months Ended
     September 30,       September 30,
  ------------------- -------------------
    2001      2000      2001      2000
  --------- --------- --------- ---------
  4,284,248 4,274,248 4,280,292 3,135,488
  ========= ========= ========= =========

2. Comprehensive Income

   Total comprehensive income and its components are as follows (in thousands):

                                                           Three Months Ended  Nine Months Ended
                                                             September 30,       September 30,
                                                           -----------------  ------------------
                                                            2001      2000      2001      2000
                                                           -------  --------  --------  --------
Net income (loss)......................................... $ 4,667  $ (5,288) $ 11,686  $(62,925)
Unrealized loss on investments (net of tax benefits of
  $648 and $103, for the three months ended,
  respectively, and $926 and $417, for the nine months
  ended, respectively)....................................  (1,203)     (191)   (1,719)     (774)
Foreign currency translation gain / (loss) (net of tax
  (expense) / benefits of $(2,458) and $771, for the three
  months ended, respectively, and $2,697 and $1,297,
  for the nine months ended, respectively)................   5,032   (15,741)  (11,601)  (24,598)
                                                           -------  --------  --------  --------
Comprehensive income (loss)............................... $ 8,496  $(21,220) $ (1,634) $(88,297)
                                                           =======  ========  ========  ========

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                                                                                   2001      2000
                                                                                 --------  --------
Accumulated other comprehensive loss as of January 1,........................... $ (3,858) $     --
Unrealized loss on investments (net of tax benefits of $926 and $417, for the
  nine months ended, respectively)..............................................   (1,719)     (774)
Foreign currency translation loss (net of tax benefits of $2,697 and $1,297, for the nine months ended, respectively)..........................................  (11,601)  (24,598)
Allocation to Mandatorily redeemable stock......................................   10,434    20,820
                                                                                 --------  --------
Accumulated other comprehensive loss as of September 30,........................ $ (6,744) $ (4,552)
                                                                                 ========  ========

3. Segment Information

   The Company's wholly and partially owned businesses operate within the advertising and marketing communications services operating segment. All of these services fall within one reportable segment as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   A summary of the Company's revenues and property and equipment by geographic area as of and for the three and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                                  United            Asia     Latin
                                  States   Europe  Pacific  America  Other    Total
                                 -------- -------- -------- ------- ------- ----------
Revenue
Three Months Ended September 30,
   2001......................... $248,210 $124,814 $ 43,829 $29,755 $10,001 $  456,609
   2000......................... $238,631 $110,583 $ 40,920 $34,822 $ 9,306 $  434,262

Revenue
Nine Months Ended September 30,
   2001......................... $747,544 $383,730 $133,710 $88,966 $29,770 $1,383,720
   2000......................... $686,765 $347,536 $130,588 $96,821 $23,285 $1,284,995
Property and equipment, net
As of September 30,
   2001......................... $288,481 $ 51,713 $ 14,192 $11,923 $ 2,783 $  369,092
   2000......................... $260,475 $ 40,245 $ 14,927 $11,814 $ 3,549 $  331,010

4. Derivative Instruments

   On January 1, 2001 the Company adopted the Financial Accounting Standards Board ("FASB") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS No. 138"). The adoption of SFAS No. 133 and SFAS No. 138 did not have a material effect on the Company's consolidated financial position or results of operations.

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

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

   The Company enters into forward foreign exchange contracts primarily to hedge certain intercompany payables and receivables typically deemed to be short-term in nature. The forward contract terms are typically six months or less in duration and structured to facilitate the payment of the intercompany obligation with the resulting gain or loss included in the basis of the transaction upon settlement. When the underlying intercompany obligation is long-term in nature a hedge may be used to equalize the interest rate differential. In these instances a one-year forward contract is entered into. Currently, no derivative instruments have been designated as hedging instruments, therefore, any gains or losses will be recognized in current earnings. For the three and nine months ended September 30, 2001, the impact on earnings was not material.

5. September 11--Terrorist Attacks

   The September 11 Terrorist Attacks negatively impacted the Company's operations. Operations were adversely affected as a result of the cancellation of scheduled media, public relations and promotional events, organized client seminars, as well as the temporary closing of certain business units for several days.

   The Company is currently in the process of quantifying the financial impact of the terrorist attacks on its revenues and results of operations.

6. Recent Accounting Principles

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

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for all fiscal years beginning after December 15, 2001. This statement addresses financial accounting and reporting for the impairment of long-lived assets or assets to be disposed of. The adoption of this statement is not expected to have a material effect on the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Third Quarter Ended September 30, 2001 Compared to Third Quarter Ended September 30, 2000

   Revenues: In the third quarter of 2001, our consolidated worldwide revenue increased 5.1% to $456.6 million from $434.3 million for the comparable period of 2000, reflecting growth in both domestic and international operations. Our third quarter 2001 domestic revenue increased 4.0% to $248.2 million from $238.6 million for the comparable period of 2000. The effect of acquisitions, net of divestitures, increased domestic revenue by 1.5% and the remaining 2.5% increase was due to net new business wins and higher net revenue from existing clients. Our third quarter 2001 international revenue increased 6.5% to $208.4 million from $195.7 million for the comparable period of 2000. The effect of acquisitions, net of divestitures, increased international revenue by 4.8% and changes in translation of foreign currencies to the U.S. dollar decreased international revenue by 8.4% as compared to 2000. The remaining 10.1% increase was due to net new business wins and higher net revenue from existing clients.

   Expenses: Operating expenses for the third quarter of 2001, excluding a $2.6 million restructuring charge, increased 2.4% to $425.1 million from $415.1 million for the comparable period of 2000. Compensation and employee benefits increased 4.3% to $282.2 million from $270.5 million and represented 61.8% in 2001 of revenues compared to 62.3% in 2000. Other general expenses for the third quarter of 2001 decreased 11.5% to $68.4 million from $77.3 million for the comparable period in 2000 primarily as a result of a decrease in merger related costs incurred in 2001 versus the prior year. Office and related expenses increased 15.0% to $36.9 million from $32.0 million in comparison to the prior year primarily as a result of increased expenses to service higher revenues. Depreciation and amortization expense increased 6.8% to $37.6 million from $35.2 million for the comparable period of 2000 primarily as a result of business acquisitions.

   Operating Income: Operating income for the third quarter of 2001, excluding the $2.6 million restructuring charge, increased 64.3% to $31.6 million from $19.2 million for the comparable period of 2000.

   Other: Interest income decreased 53.4% to $4.5 million from $9.7 million between periods primarily as a result of the utilization of cash balances to pay down debt and due to reduced interest rates, particularly in the United States where the majority of cash investments are held. Interest expense had a comparable decrease of 43.7% to $9.5 million from $16.9 million in 2000 for similar reasons. Our foreign currency loss decreased 91.8% to $0.4 million from $5.4 million between periods primarily as a result of greater stability between the U.S. dollar and our primary trading currencies and reduced foreign exchange exposure.

   Taxes: Excluding the effect of goodwill, the effective tax rate was 39.3% in the third quarter of 2001 compared to 51.6% in the third quarter of 2000. The decrease in the effective tax rate in 2001 over 2000 was a result of one-time nondeductible costs in 2000 and a change in the source of earnings and corresponding weighting of tax rates on a country-by-country basis.

   Equity in Affiliates and Minority Interest: In the third quarter of 2001, equity in affiliates decreased $4.5 million from the comparable period of 2000 primarily as a result of affiliates previously accounted for under the equity method, which are consolidated subsidiaries in the third quarter of 2001, as well as increased operational losses of certain affiliates. Minority interest decreased $0.8 million as a result of increased ownership in minority owned affiliates partially offset by the reflection of the minority interest of previous equity affiliates.

   Restructuring Charge: As part of our operational initiatives related to the merged operations of The Leo Group and The MacManus Group, we recorded a $2.6 million restructuring charge in the third quarter of 2001 related to severance costs incurred as a result of the streamlining of certain businesses.

  Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

   Revenues: For the nine months ended September 30, 2001, our consolidated worldwide revenue increased 7.7% to $1,383.7 million from $1,285.0 million for the comparable period of 2000, reflecting growth in both domestic and international operations. This increase also reflects a full nine months of operations in 2001 from the merger between The Leo Group and The MacManus Group on January 31, 2000. Our domestic revenue for the nine months ended September 30, 2001 increased 8.8% to $747.5 million from $686.8 million for the comparable period of 2000. The effect of acquisitions, net of divestitures, accounted for 6.1% of the increase, and was principally attributable to the effects of including one additional month of operations of The MacManus Group. The remaining 2.7% increase was due to net new business wins and higher net revenue from existing clients. Our 2001 international revenue for the nine months ended September 30, 2001 increased 6.4% to $636.2 million from $598.2 million for the comparable period of 2000. The effect of acquisitions, net of divestitures, accounted for 7.8% of the increase and was principally attributable to the effects of including one additional month of operations of The MacManus Group. Changes in translation of foreign currencies to the U.S. dollar decreased international revenue by 8.8%. The remaining increase of 7.4% is due to net new business wins and higher net revenue from existing clients.

   Expenses: Operating expenses for the nine months ended September 30, 2001, excluding $5.8 million of restructuring charges taken during 2001 and the $71.9 million nonrecurring charge incurred in connection with the merger between The Leo Group and The MacManus Group in 2000, increased 7.1% to $1,288.7 million from $1,203.3 million over expenses for a comparable period of 2000. Compensation and employee benefits increased 7.0% to $850.1 million from $794.8 million and represented 61.4% of revenues compared to 61.9% in 2000. The increase was slightly lower than the rate of revenue growth. The remaining increase in operating expenses during the period was primarily due to reflecting the full nine months of operations of the merger between The Leo Group and The MacManus Group in 2001.

   Operating Income: Operating income, excluding $5.8 million of restructuring charges recorded during 2001 and the $71.9 million nonrecurring charge recorded during 2000, increased 16.3% to $95.0 million from $81.7 million for the nine months ended September 30, 2001 in comparison to the same period for the prior year.

   Other: Interest income for the nine months ended September 30, 2001, decreased 31.1% to $17.7 million from $25.7 million for the comparable period of 2000 as a result of the utilization of cash balances to pay down debt and due to reduced interest rates, particularly in the United States where the majority of cash investments are held. Interest expense had a comparable decrease of 23.2% to $34.7 million from $45.2 million in 2000 for similar reasons. Our foreign currency loss decreased 93.2% to $0.5 million from $6.9 million for the nine months ended September 30, 2000 primarily as a result of greater stability between the U.S. dollar and our primary trading currencies and reduced foreign exchange exposure.

   Taxes: Excluding the effect of goodwill, the effective tax rate was 42.3% through the nine months ended September 30, 2001. Excluding the effect of goodwill and the 2000 nonrecurring charge recorded in connection with the merger of The Leo Group and The MacManus Group, the effective tax rate through the nine months ended September 30, 2000 was 45.1%. The decrease in the effective tax rate in 2001 over 2000 was a result of one-time nondeductible costs in 2000 and a change in the source of earnings and corresponding weighting of tax rates on a country-by-country basis.

   Equity in Affiliates and Minority Interest: In the nine months ended September 30, 2001, equity in affiliates decreased $7.2 million from the comparable period of 2000, primarily as a result of affiliates previously accounted for under the equity method, which are consolidated subsidiaries in 2001, as well as increased operational losses of certain affiliates. Minority interest increased $0.9 million as a result of the reflection of the minority interest of previous equity affiliates partially offset by increased ownership in minority owned affiliates.

   Restructuring Charge: As part of our operational initiatives related to the merged operations of The Leo Group and The MacManus Group, we incurred $5.8 million of restructuring charges in the nine months ended 2001 related to the streamlining of certain of our businesses. The restructuring charges include severance, lease termination and other related costs of $3.4 million, $1.9 million and $0.5 million, respectively.

Liquidity and Capital Resources

   Our capital base has been sufficient for all our operating needs. We maintain relationships with a number of banks worldwide that have extended unsecured lines of credit totaling $273.7 million, of which approximately $219.6 million was unused as of September 30, 2001. In addition, on August 1, 2001, we amended our $385 million term debt and our $120 million revolving credit facility to provide for a new $450 million revolving credit facility, of which $300 million is committed to July 2004 and $150 million is committed to July 2002. In connection with the amendment, $385 million of term debt was repaid with $240 million of available cash and $145 million of drawings against this new revolver. As of September 30, 2001, we had long-term debt of $152.9 million, all of which represented borrowings under our revolving credit facility. We believe that our operating cash flow combined with cash on hand and access to committed lines of credit and our revolving credit facility are sufficient to support our foreseeable cash requirements, including dividends, capital expenditures, acquisitions and working capital. As a result of declining economic conditions and the impact of the terrorist events of September 11, 2001 in the United States, our results of operations and cash flows may be negatively impacted in the near term. Although we cannot predict the length or severity of the economic decline or the long-term effect of other world events, we do not anticipate that either of these conditions will materially impair our future liquidity.

   Working capital decreased $288.3 million as cash and cash equivalents of $348.9 million was used primarily to retire $283.5 million of long-term debt and fund a portion of our acquisition expenditures to date.

   Our net capital expenditures for property and equipment were $54.9 million for the nine months ended September 30, 2001. These expenditures primarily related to our worldwide investment in technology, coupled with leasehold improvements.

   In 2001, we acquired several companies to enhance our network, primarily in the United States and Europe. These acquisitions were primarily financed by short-term borrowings. We anticipate that we will continue to pursue acquisition opportunities that will expand our capabilities and geographical presence.

  Recent Accounting Principles

   Several new accounting principles have been adopted during the year. We have included a summary with the related impact on our results of operations in Note 6 in the Notes to Consolidated Condensed Financial Statements.

  Conversion to the Euro

   On January 1, 1999, certain member countries of the European Union established fixed conversion rates between existing currencies and the European Union's common currency, the Euro. We conduct business in member countries. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. We are addressing the issues involved with the introduction of the Euro. The major important issues facing us include: converting information technology systems, reassessing currency risk, negotiating and amending contracts and processing tax and accounting records.

   Based upon progress to date, we believe that the use of the Euro will not have a significant impact on the manner in which we conduct our business affairs and process our business and accounting records. Accordingly, conversion to the Euro has not had, and is not expected to have, a material effect on our financial condition or results of operations.

  Forward-Looking Statements

   This document contains disclosures that are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue." These forward-looking statements are based upon the current plans or expectations of Bcom3 Group, Inc. and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and our future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; the impact of recent terrorist activity on the general economy and our industry in particular; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; and the complexity of integrated computer systems. As a consequence, current plans, anticipated actions and future financial condition and results may differ from those expressed in any forward-looking statements made by us or on behalf of us.

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

Foreign Operations

   Investing in foreign countries involves certain risks. Economic conditions that result in higher comparative rates of inflation in foreign countries likely result in declining values in such countries' currencies. As currencies fluctuate against the U.S. Dollar, there is a corresponding change in our investment value in terms of the U.S. Dollar. Such change is reflected as an increase or decrease in comprehensive income, a separate component of stockholder's equity. Net foreign currency devaluations have reduced the reported amount of total stockholder's equity by $25.0 million as of September 30, 2001.

   We cannot predict foreign currency exchange rate movements, and therefore cannot predict the impact of such movements on our financial condition, results of operations and net cash flows.

   As of September 30, 2001, no material change has occurred in our market risks, as compared to the disclosure on our Form 10 for the year ended December 31, 2000.

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

   None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   On July 19, 2001, our Voting Trustees, as the holders of record of all of our Class A common, unanimously re-elected the four management representatives to our Board of Directors, and Dentsu, as the holder of all of our Class B common, by written consent re-elected its two representatives to our Board. The Voting Trustees and Dentsu also unanimously approved, at a special meeting on that date, the new Bcom3 2001 California Stock Option Plan and an amendment and restatement of the Bcom3 2000 Long-Term Equity Incentive Plan.

ITEM 5. OTHER EVENTS

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       None.

   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the third quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BCOM3 GROUP, INC.

                                          By:    /S/ EILEEN A. KAMERICK
                                             -----------------------------------
                                                   Eileen A. Kamerick
                                           Executive Vice President and Chief
                                                    Financial Officer
                                            (Principal Financial Officer and
                                                  Authorized Signatory)

November 14, 2001