Form 10-K
period 2001-12-31
BCOM3 GROUP INC
filed 2002-03-27
CIK 1139185

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the Fiscal Year Ended: December 31, 2001

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
              (State or other jurisdiction of       (I.R.S. Employer
               incorporation or organization)      Identification No.)

                    35 West Wacker Drive
                        Chicago, IL                       60601
          (Address of principal executive offices)     (Zip code)

                                (312) 220-1000
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [_]

   As of February 28, 2002, the Registrant had outstanding 15,289,804 shares of Class A Common Stock, par value $.01 per share, and 4,284,873 shares of Class B Common Stock, par value $.01 per share. There is no trading in the common equity of Bcom3 Group, Inc. and therefore an aggregate market value based on sales or bid and asked prices is not applicable.

================================================================================

                               BCOM3 GROUP, INC.

                        ANNUAL REPORT ON FORM 10-K FOR
                       THE YEAR ENDED DECEMBER 31, 2001

                                     INDEX

                                                                                      Page
                                                                                      ----
PART I
ITEM 1.  BUSINESS....................................................................   1
             General Background......................................................   1
             Description of our Business.............................................   1
             Competition and Other Factors...........................................   2

ITEM 2.  PROPERTIES..................................................................   3

ITEM 3.  LEGAL PROCEEDINGS...........................................................   3

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................   3

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.......................................................   3
             Record Holders and Beneficial Owners....................................   3
             Transfer Restrictions and Absence of Public Market......................   3
             Common Stock Equivalents................................................   4
             Shares Available for Future Sale........................................   4
             Dividends and Dividend Policy...........................................   4
             Recent Issuances of Unregistered Securities.............................   4

ITEM 6.  SELECTED FINANCIAL DATA.....................................................   5
             Selected Financial Data.................................................   5
             Forward-Looking Statements..............................................   6

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................................   6
             Overview................................................................   6
             Recent Developments.....................................................   7
             Results of Operations...................................................   7
             Liquidity and Capital Resources.........................................  10
             Disclosures About Contractual Obligations and Commercial Commitments....  10
             Critical Accounting Policies............................................  11
             Recent Accounting Principles............................................  12
             Related Party Transactions..............................................  12
             Conversion to the Euro..................................................  12

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................  12
             Interest Rates..........................................................  13
             International Operations................................................  13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................  13

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.......................................  13

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................  14
             Current Directors and Executive Officers................................  14
             Voting Trust Agreement..................................................  15
             Section 16(a) Beneficial Ownership Reporting Compliance.................  17

                                                                             Page
                                                                             ----
ITEM 11. EXECUTIVE COMPENSATION.............................................  18
             General Background.............................................  18
             Summary Compensation Table.....................................  18
             Equity Incentive Plan..........................................  19
             Retirement Plans...............................................  19
             Compensation Agreements........................................  20
             Change in Control Agreements...................................  22
             Management Transition Agreements...............................  22
             Director Compensation..........................................  23
             Compensation Committee Interlocks and Insider Participation....  23

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT...................................................  23
             Beneficial Ownership...........................................  24
             Description of Securities......................................  24

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................  28
             Investments by Dentsu..........................................  28
             Novo Rescission................................................  29

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.........................................................  29
             Financial Statement Schedules..................................  29
             Exhibits.......................................................  29
             Reports on Form 8-K............................................  30

         SIGNATURES.........................................................  31

                                    PART I

ITEM 1.  BUSINESS

General Background

   Bcom3 is one of the world's leading advertising and marketing communications services holding companies. We were created through the business combination of The Leo Group and The MacManus Group on January 31, 2000. As a result of this business combination, we have more than 500 offices in over 90 countries, and more than 17,000 employees. Our most significant global agencies include Leo Burnett, D'Arcy Masius Benton & Bowles, Starcom MediaVest Group, Manning
Selvage & Lee, and Medicus Group International. We have more than 3,000 clients.

   As a result of the business combination, we have assembled the complementary resources needed to serve the advertising and marketing communications requirements of our clients around the world. Our service offerings include creation and production of advertising; branding and brand building (including services to help create, build, and revitalize clients' brands); strategic media planning and buying; marketing research and consultation; public relations; healthcare marketing and communications; multicultural and urban marketing; direct and database marketing; interactive and digital communications; financial and business-to-business advertising; directory advertising; field marketing (including marketing to and through a direct sales force); integrated merchandising and sales promotion programs (including the planning, design, and implementation of merchandising and sales promotions and targeted interactive campaigns); sports and event marketing; telemarketing; new product design and development; package design; and internet and digital media development.

   We have a strategic relationship with Dentsu Inc. ("Dentsu"), which is the largest full-service advertising and marketing communications services company in Japan and throughout Asia, and the single largest advertising agency brand in the world, in each case based on revenues. This strategic relationship is focused on aligning with Dentsu to serve significant Dentsu clients in markets outside of Japan and Asia, as well as on increasing our own presence in Japan. As part of the strategic relationship, Dentsu purchased approximately 20% of our Common Stock (measured after dilution for our management equity incentive plan) in March 2000 as an equity investment. Dentsu also shares certain intellectual property and know-how with us. During 2001, we merged our operations in Japan with certain Dentsu operations to form Beacon Communications. We hold a majority interest in Beacon Communications. In Australia, we recently purchased certain advertising and media services businesses from Dentsu, and combined them with our own operations.

   We are a privately-held company, and there is no trading in our shares. Excluding Dentsu, all of our stockholders (a total of approximately 650 of our current and former employees) have deposited their shares into a voting trust, with four of our directors serving as the voting trustees. In addition, all of our stockholders, including Dentsu, have agreed to stock transfer and other standstill restrictions on their shares. As discussed more fully under Item 7 below, on March 7, 2002, we entered into an agreement to merge with Publicis Groupe S.A. ("Publicis").

Description of Our Business

   We provide advertising and marketing communications services to our clients around the world through such well-known global agencies as Leo Burnett, D'Arcy Masius Benton & Bowles, Starcom MediaVest Group, Manning Selvage & Lee, Medicus Group International and Bartle Bogle Hegarty (a 49% owned affiliate). We also provide such services to our clients under a number of regional or specialized agencies, including N.W. Ayer & Partners, Beacon Communications, Bromley Communications, Buehler & Partners, Capps Digital, Cartwright Williams Direct, Chemistri, Clarion Marketing & Communications, D'Arcy Direct, IMP, Kaplan Thaler Group, Lapiz, The Lab, Leo Burnett Customer Group, Leo Burnett Works, Masius, Moroch Partners, NOVO, Pangea, Vigilante, and Williams-Labadie Advertising.

   Our advertising agencies serve some of the world's leading advertisers based on ad spending, including Allstate Insurance, Bristol-Myers Squibb, Capital One, Diageo, Ernst & Young, Fiat, General Motors, Kellogg,

Mars, Maytag, McDonald's, Nintendo, Philip Morris, Philips, Pillsbury, Procter & Gamble, and Walt Disney. We have long standing relationships with many of our clients, extending back more than 25 years on average for our top 10 clients.

   Our advertising agencies have produced well-known campaigns, such as "Look, Ma. No Cavities!," for Crest; "A Diamond is Forever," for DeBeers; "This Bud's for You," for Anheuser Busch; "The Pause that Refreshes," for Coca-Cola; "Reach Out and Touch Someone," for AT&T; "The Best Part of Wakin' Up," for Folgers; and "Please Don't Squeeze the Charmin" for Procter & Gamble. In addition, we have created such enduring brand icons as the Marlboro man, for Philip Morris; Tony the Tiger, for Kellogg; the Jolly Green Giant, for Pillsbury/Green Giant; the Pillsbury Doughboy, for Pillsbury; the Keebler elves, for Keebler; and the Maytag repairman, for Maytag.

   We are also a leading global provider of strategic media planning and buying services, based on revenues. We help our clients plan and place their advertising and other marketing communications using television, print, radio, and other major media. In March 2001, our Starcom MediaVest Group won the consolidated media assignment from Kraft Foods with billings estimated at $900 million. The magnitude of this assignment secures its ranking among the largest in history, following the $2.9 billion General Motors consolidated strategic planning assignment which Starcom MediaVest Group won in July 2000. In January 2001, Ad Age Global named Starcom MediaVest Group the "Global Media Network of the Year," and Adweek named it the "Media Company of the Year."

   We have operations in the United States, Europe, Asia Pacific, Latin America, Canada, the Middle East and Africa. As noted above, we have more than 500 offices in over 90 countries, and more than 17,000 employees, approximately 67% of whom work outside the United States.

Competition and Other Factors

   The advertising and marketing communications services industry is highly competitive. Our operating units must compete with other advertising agencies and with other providers of marketing communications services that are not advertising agencies in order to maintain existing client relationships and obtain new clients.

   Competition in the advertising business depends to a large extent on the client's and the consumer's view of the quality of an agency's "creative product." Another important competitive consideration is an agency's ability to serve clients, particularly large multinational clients, on a broad geographic basis. Increasing size can limit an agency's potential for securing new business, however, because many clients prefer not to be represented by an agency that also represents a competitor. Also, clients frequently wish to have different products represented by different agencies. For this reason, major advertising and marketing communications services groups such as Bcom3 tend to operate multiple agencies.

   Our top 20 clients accounted for 55.5% of our annual revenues in 2001 and, as a result, we might suffer material adverse consequences if one of our largest clients were to completely cease doing business with us. Although there can be no assurance, we believe there are several factors that would make such an event unlikely. First, we generally represent several different brands or divisions within each of our largest clients, typically in a number of different geographical markets, and often under more than one of our own brands. Moreover, we normally deal with several different, independent decision makers at each client. Furthermore, as noted above, we have longstanding relationships with our largest clients.

   The advertising business is subject to significant government regulation, both domestic and foreign. These regulations include specific rules, prohibitions, media restrictions, and labeling, disclosure, and warning requirements with respect to advertising directed at children; with respect to the protection of consumer privacy; and with respect to the advertising for certain products, such as tobacco and alcohol. We provide services to several clients affected by these regulations, including tobacco-related advertising assignments for Philip Morris. Government regulators have proposed further such restrictions from time to time, which, if adopted, may have an adverse effect on our advertising revenues. Our international operations are also exposed to certain risks that affect international operations of all kinds, such as local legislation, monetary devaluation, exchange control restrictions, and unstable political conditions.

ITEM 2.  PROPERTIES

   Our principal place of business, located at 35 West Wacker Drive, Chicago, IL 60601, comprises 643,823 square feet of space, which includes our corporate headquarters. Our main telephone number is 312.220.1000. Our office at 825 Eighth Avenue, New York, NY 10019, comprising 104,359 square feet of space, also includes corporate offices. We also have offices in other principal cities in the United States and in over 90 other countries. All of our offices are leased, with the exception of our facilities in Colombia, Guatemala, Mexico, Venezuela, India, and Sweden. For financial accounting purposes, our leased corporate headquarters building in Chicago is reflected as an asset and the related financing obligation is reflected as a liability. See Note 15 to our Consolidated Financial Statements, included elsewhere in this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

   We are involved in various claims and lawsuits arising in the ordinary course of business. We do not expect any of these matters to have a material adverse effect on our financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Record Holders and Beneficial Owners

   The only record holders of our Common Stock as of December 31, 2001 were four Voting Trustees, who hold all of our outstanding Class A Common Stock in a voting trust for the benefit of approximately 650 beneficial owners, and Dentsu, which holds all of our outstanding Class B Common Stock.

Transfer Restrictions and Absence of Public Market

   No beneficial owner of our Class A Common Stock can transfer his or her shares without our prior written consent, which we will normally grant only for a transfer by the stockholder:

  . to members of the stockholder's family, to a family limited partnership or limited liability company, to a trust for the benefit of the stockholder and his or her family members, or to a charitable trust; or

  .   to the stockholder's heirs and legatees upon the stockholder's death;

provided, in each instance, that the transferee agrees to be bound by the terms of the Stock Purchase Agreement dated as of January 31, 2000 between us and each of our stockholders.

   Dentsu has agreed not to transfer its Class B Common Stock, other than intercompany transfers to its affiliates, transfers to the public in the event we have had an initial public offering, and transfers to certain permitted third party institutional investors.

   As a result of these transfer restrictions, there is no current public trading market for our Common Stock, and we do not expect any trading in our Common Stock to develop.

Common Stock Equivalents

   As of February 28, 2002, there were outstanding options to acquire approximately 1,750,000 shares of Class A Common Stock held by approximately 1,200 employees of Bcom3 and its subsidiaries, primarily at an exercise price of $130 per share. We do not have any other outstanding securities that are convertible into or exercisable or exchangeable for shares of Common Stock.

Shares Available for Future Sale

   In addition to the transfer restrictions described above, all of the outstanding shares of our Common Stock are "restricted" securities within the meaning of the Securities Act and, as such, may not be sold in the absence of registration under the Securities Act, or an exemption therefrom, including the exemptions contained in Rule 144 under the Securities Act.

   We have granted Dentsu registration rights, applicable in the event we have had an initial public offering and Dentsu wishes to sell some or all of its shares to the public.

Dividends and Dividend Policy

   We paid a special dividend of $.25 per share to holders of our Common Stock on February 9, 2001. On February 18, 2002, we declared a cash dividend of $.25 per share of Common Stock. This dividend was paid by March 18, 2002 to holders of our Common Stock as of February 18, 2002.

Recent Issuances of Unregistered Securities

   Commencing with the formation of Bcom3, we have issued the following securities without registration under the Securities Act:

  . On January 31, 2000, in transactions exempt from registration under Rule 506 of Regulation D and under Regulation S under the Securities Act, we issued an aggregate of 15,472,660 shares of our Class A Common Stock to the former stockholders of The Leo Group and The MacManus Group in exchange for their stock in connection with the business combination. Of these former stockholders, 379 were individuals residing in the United States, 347 of whom were accredited investors. The remaining 283 former stockholders were individuals residing outside the United States. Purchaser representatives were available to assist the unaccredited investors with their decision, and a private placement memorandum containing audited financial statements and other information required by Regulation D was furnished to the former stockholders.

  . On March 14, 2000, in a transaction exempt from registration under Regulation S under the Securities Act, we sold 4,274,248 shares of our Class B Common Stock to Dentsu, an accredited investor headquartered in Japan, for cash consideration in the amount of $493,162,734.

  . On February 16, 2001, in a transaction exempt from registration under Rule 506 of Registration D under the Securities Act, we issued an aggregate of 40,000 shares of our Class A Common Stock to the four former limited partners of a partially-owned operating unit in exchange for their limited partnership interests. The four former limited partners consisted of an individual (who was the president of the operating unit and an accredited investor) and three trusts for the benefit of his children. The individual, together with his attorney, acted as trustee of the trusts.

  . On April 19, 2001, in a transaction exempt from registration under Regulation S under the Securities Act, we sold 10,000 shares of our Class B Common Stock to Dentsu, an accredited investor headquartered in Japan, for cash consideration in the amount of $1,300,000.

  . Prior to June 29, 2001, in transactions exempt from registration under Rule 701 under the Securities Act, we granted stock options to approximately 850 employees of Bcom3 and its subsidiaries, giving such individuals the right to acquire approximately 975,000 shares of Class A Common Stock, generally at an exercise price of $130 per share.

  . On January 23, 2002, in a transaction exempt from registration under Regulation S under the Securities Act, we sold 625 shares of our Class B Common Stock to Dentsu for cash consideration in the amount of $81,250.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

   The following table sets forth our selected financial data and should be read in conjunction with our consolidated financial statements which begin on page F-1 (in thousands except per share amounts):

                                                 Bcom3 Group, Inc.           Leo Burnett Worldwide, Inc.
                                              -----------------------  ---------------------------------------
                                                                       (Formerly known as The Leo Group, Inc.)
                                                                                (Predecessor Company)
                                              Years Ended December 31,        Years Ended December 31,
                                              -----------------------  ---------------------------------------
                                                 2001         2000         1999          1998         1997
                                              ----------   ----------   ----------    ----------   ----------
Operating Data:
   Revenue................................... $1,917,343   $1,833,727  $  934,200    $  831,100   $  811,300
   Nonrecurring charge(1).................... $       --   $   71,889  $       --    $       --   $       --
   Amortization of intangibles(2)............ $   78,256   $   71,468  $    8,300    $    5,700   $    1,900
   Restructuring and other special
     charges................................. $   20,252   $       --  $       --    $       --   $       --
   Net income (loss)......................... $   26,081   $  (65,613) $   28,500    $   22,700   $   17,000
   Net loss per common share, basic and
     diluted(3).............................. $   (11.36)  $   (36.34) $       --    $       --   $       --
   Dividends declared per common
     share(4)................................ $     0.25   $       --  $     0.60    $       --   $       --
   Cash distributions to S corporation
     stockholders............................ $       --   $       --  $       --    $   11,901   $   19,976
Balance Sheet Data:
   Working capital........................... $ (141,655)  $  264,116  $   53,900    $   44,200   $  137,200
   Total assets.............................. $4,106,439   $4,433,879  $1,601,000    $1,338,000   $1,258,500
   Long-term obligations:....................
       Long-term debt less current
         maturities.......................... $    9,450   $  389,128  $    2,600    $    7,800   $    4,900
       Real estate finance obligation........ $  187,714   $  195,321  $  203,400    $  214,200   $  219,500
       Deferred compensation and accrued
         retirement benefits................. $  110,309   $  117,749  $   45,100    $   46,700   $   49,400
       Mandatorily redeemable stock.......... $  301,494   $  239,126  $  195,100    $  151,200   $  157,800

______________________
(1) The nonrecurring charge (with no associated tax benefit) is related to the Leo Burnett stock redemption offer in connection with the business combination. See Note 8 to the Consolidated Financial Statements of Bcom3 for additional information.
(2) Of this amount, $69.5 million and $64.9 million represents the amortization charge for the years ended December 31, 2001 and 2000, respectively, which resulted from the business combination. The remainder primarily represents goodwill amortization related to other acquisitions.
(3) Net loss per common share is calculated only on the outstanding Class B Common Stock, which was issued to Dentsu in March 2000 in connection with its investment in Bcom3. All Class A Common Stock is treated as Mandatorily redeemable stock and is excluded from the calculation.
(4) Dividends declared per common share for the year ended December 31, 1999 exclude distributions to stockholders when we were a Subchapter S corporation. These distributions were primarily made to cover the stockholders' tax liabilities with respect to the flow-through of S corporation income to their individual income tax returns.

Forward-Looking Statements

   This Form 10-K document contains disclosures that are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may," "will," "expect," "project," "estimate," "anticipate," "plan," or "continue." These forward-looking statements are based upon the current plans or expectations of Bcom3 and are subject to a number of uncertainties and risks that could significantly affect current plans and anticipated actions and our future financial condition and results. The uncertainties and risks include, but are not limited to, general economic and business conditions; the impact of recent terrorist activity on the general economy and our industry in particular; loss of significant customers; changes in levels of client advertising; the impact of competition; risks relating to acquisition activities; and the complexity of integrated computer systems. As a consequence, current plans, anticipated actions and future financial condition and results may differ materially from those expressed in any forward-looking statements made by us or on behalf of us.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Consolidated Financial Statements of Bcom3 and its predecessor company, The Leo Group, and the notes thereto included elsewhere in this Form 10-K.

Overview

   General: Bcom3 is one of the world's leading advertising and marketing communications services holding companies. We were created through the business combination of The Leo Group and The MacManus Group on January 31, 2000. We have more than 500 offices in over 90 countries, and more than 17,000 employees. Our service offerings include creation and production of advertising; branding and brand building; strategic media planning and buying; marketing research and consultation; public relations; healthcare marketing and communications; multicultural and urban marketing; direct and database marketing; interactive and digital communications; financial and business-to-business advertising; directory advertising; field marketing; integrated merchandising and sales promotion programs; sports and event marketing; telemarketing; new product design and development; package design; and internet and digital media development. We have operations in the United States, Europe, Asia Pacific, Latin America, Canada, the Middle East and Africa.

   Clients: Our top 20 clients accounted for 55.5% of our annual revenues in 2001 and, as a result, we might suffer material adverse consequences if one of our largest clients were to completely cease doing business with us. Although there can be no assurance, we believe there are several factors that would make such an event unlikely. First, we generally represent several different brands or divisions within each of our largest clients, typically in a number of different geographical markets, and often under more than one of our own agencies. Moreover, we normally deal with several different, independent decision makers at each such client. Furthermore, we have longstanding relationships with our largest clients.

   Employees: We employed over 17,000 employees as of December 31, 2001, approximately 67% of whom work outside of the United States.

   Revenues: Revenues consist principally of fees for services and for production of advertisements. Additionally, revenue is derived from commissions for placement of advertisements in various media. Revenues are diversified across geographic regions, with various sectors of the economy and types of advertising and marketing communications services provided. In 2001 and 2000, 53.1% and 52.1%, respectively, of revenues were derived from U.S. operations, and 29.0% and 28.3%, respectively, from operations in Europe. The remainder was divided among the operations in Asia Pacific, Latin America, Canada, the Middle East and Africa. In addition, we represent clients in a variety of industries, including consumer-packaged goods, automotive, food and beverage, financial services, technology and healthcare. Our largest client, Procter & Gamble, individually accounted for approximately 12.7% and 12.0% of our revenues from providing advertising and marketing communications services for 2001 and 2000, respectively. Our second largest customer, Philip Morris, accounted for approximately 11.2% and 9.0% of our revenues from providing advertising and marketing communications services for 2001 and 2000, respectively.

Recent Developments

  Proposed Merger with Publicis

   On March 7, 2002, Bcom3 entered into two merger agreements, both of which are related to our proposed merger with Publicis.

   The first merger agreement is with Dentsu. This agreement provides for the merger of Boston Three Corporation, a wholly-owned subsidiary of Bcom3, into Bcom3 (the "First Step Merger"). In this merger, (1) Dentsu will pay approximately $498.7 million in cash to holders of our Class A Common Stock,
(2) Dentsu will receive additional shares of our Class B Common Stock and (3) the number of shares held by holders of Class A Common Stock will be correspondingly reduced. The closing of the First Step Merger is conditioned, among other things, on approval by Bcom3's stockholders and satisfaction of the conditions to closing of the merger of Publicis and Bcom3 (other than the condition that the First Step Merger has closed).

   The second merger agreement is with Publicis. This agreement provides for the merger of Bcom3 into a wholly-owned subsidiary of Publicis (the "Publicis/Bcom3 Merger"). In this merger, holders of our Class A Common Stock and Class B Common Stock will be entitled to receive ordinary shares of Publicis and other merger consideration, as described for each Class in the merger agreement. The closing of the Publicis/Bcom3 Merger is conditioned, among other things, on approval by stockholders of Bcom3 and Publicis, regulatory approvals, receipt of opinions as to the tax treatment of the merger, and the closing of the First Step Merger. Certain Publicis stockholders representing about 45% of the voting power of all Publicis shares, and certain Bcom3 stockholders representing about 31% of the voting power of all Bcom3 shares, have agreed to vote in favor of the Publicis/Bcom3 Merger. The merger agreement provides for a $90 million termination fee to be paid by either company if the merger agreement is terminated in certain circumstances, including if such company's Board of Directors changes its recommendation with respect to the transaction or if such company receives a competing proposal and, after the merger agreement terminates for certain reasons, such company agrees to a business combination with a third party within 12 months of the termination.

  Special Dividend

   On February 18, 2002, we declared a cash dividend of $.25 per share of Common Stock. This dividend was paid by March 18, 2002 to holders of our Common Stock as of February 18, 2002.

  Grant of Stock Options

   During February 2002, we granted options to purchase 843,900 shares of Class A Common Stock at an exercise price of $130 per share to approximately 400 employees.

Results of Operations

  2001 vs 2000

   Revenues: For 2001, our consolidated worldwide revenue increased 4.6% to $1,917.3 million from $1,833.7 million in 2000, reflecting growth in both domestic and international operations. This increase also reflects a full year of operations in 2001 from the merger between The Leo Group and The MacManus Group on January 31, 2000. Our domestic revenue for the year 2001 increased 6.5% to $1,017.3 million from

$954.8 million in 2000. The effect of acquisitions, net of divestitures, increased domestic revenues by 4.9%, and was principally attributable to the effects of including one additional month of operations of The MacManus Group. Net new business wins and higher net revenue from existing clients accounted for the remaining 1.6% increase in domestic revenues. Our 2001 international revenue for the year 2001 increased 2.4% to $900.0 million from $878.9 million in 2000. The effect of acquisitions, net of divestitures, increased international revenues by 7.5%, and was principally attributable to the effects of including one additional month of operations of The MacManus Group. Changes in translation of foreign currencies to the U.S. Dollar decreased international revenue by 7.8%. This decrease was primarily caused by the strengthening of the U.S. Dollar against various European and Asia Pacific currencies. Net new business wins and higher net revenue from existing clients accounted for the remaining 2.7% increase in international revenues.

   Expenses: Operating expenses for 2001 decreased 1.0% to $1,784.0 million from $1,801.5 million in 2000. Excluding $20.3 million of restructuring and other special charges taken during 2001 and the $71.9 million nonrecurring charge incurred in connection with the merger between The Leo Group and The MacManus Group in 2000, operating expenses increased 2.0% to $1,763.8 million from $1,729.6 million in 2000. Compensation and employee benefits increased 0.7% to $1,142.4 million from $1,134.7 million and represented 59.6% of revenues compared to 61.9% in 2000. The change was less than the rate of revenue growth and was primarily attributable to a better alignment of compensation expense with revenues. Other general expenses decreased by 3.1% to $320.6 million from $330.8 million primarily as a result of higher post-merger integration costs incurred in 2000. Office and related expenses increased 12.5% to $151.9 million in 2001 from $135.0 million in 2000 primarily as a result of the inclusion of a full year of operating results of the merger between The Leo Group and The MacManus Group and increased rental costs incurred in 2001. Depreciation and amortization expense increased 15.4% to $148.9 million in 2001 from $129.0 million in 2000 due to the inclusion of a full year of operating results of the merger between The Leo Group and The MacManus Group and increased amortization for computer software in 2001.

   As part of our operating initiatives related to the merged operations of The Leo Group and The MacManus Group, we incurred $20.3 million of restructuring and other special charges during 2001 related to the streamlining of certain of our businesses. These charges include costs associated with severance, fixed asset impairments, leasehold consolidations and other related costs of $5.3 million, $3.6 million, $10.5 million and $0.9 million, respectively.

   The 2000 results of operations included a $71.9 million nonrecurring charge related to The Leo Group stock redemption offer, which immediately preceded the business combination. The stock redemption was offered to employee stockholders with loans outstanding under the Leo Burnett employee loan program to redeem a number of shares sufficient to retire the amount of outstanding borrowings under these loans. The nonrecurring charge was equal to the difference in the book value and cash to be paid for the shares offered for redemption.

   Operating Income: Operating income increased 314.0% to $133.3 million in 2001 from $32.2 million in 2000. Excluding $20.3 million of restructuring and other special charges recorded during 2001 and the $71.9 million nonrecurring charge recorded during 2000, operating income increased 47.6% to $153.6 million for 2001 from $104.1 million for 2000.

   Other Income (Expense): Interest income for 2001 decreased 35.1% to $22.4 million from $34.5 million in 2000 as cash balances were utilized to pay down debt and due to reduced interest rates, particularly in the United States where the majority of cash investments were held. Interest expense had a related decrease of 24.9% to $44.0 million from $58.6 million in 2000 for similar reasons. Our foreign currency loss decreased 56.7% to $1.3 million from $3.0 million for the year 2000 primarily as a result of reduced foreign exchange exposure and greater stability between the U.S. Dollar and our primary trading currencies.

   Income Taxes: Excluding the effect of the amortization of goodwill and intangible assets of $78.3 million and the related tax benefits of $7.5 million, the effective tax rate was 42.6% through 2001. Excluding the effect of the amortization of goodwill and intangible assets of $71.4 million and related tax benefits of $7.2 million and the 2000 nonrecurring charge recorded in connection with the merger of The Leo Group and The MacManus Group of $71.9 million, the effective tax rate through 2000 was 49.7%. The decrease in the effective tax rate in 2001 over 2000 was a result of one-time nondeductible costs in 2000 and a change in the source of earnings and corresponding weighting of tax rates on a country-by-country basis.

   Minority Interest and Equity in (Loss) Income of Affiliates: Minority interest increased $2.7 million to $11.0 million in 2001 from $8.3 million in 2000 as a result of the reflection of the minority interest of previous equity affiliates partially offset by increased ownership in consolidated subsidiaries. Equity in (loss) income of affiliates decreased $4.4 million to a loss of $0.5 million in 2001 from income of $3.9 million in 2000, primarily as a result of affiliates previously accounted for under the equity method, which are consolidated subsidiaries in 2001, as well as increased operational losses of certain affiliates.

  2000 vs 1999

   Revenues: In 2000, consolidated worldwide revenue increased 96.3% to $1,833.7 million from $934.2 million in 1999. Of this increase $785.0 million was attributable to the acquisition of The MacManus Group and $18.6 million of the increase was due to other acquisitions, net of divestitures, completed during 2000. The remaining increase of $95.9 million was due to net new business wins and higher revenue from existing clients.

   Expenses: Operating expenses for 2000 increased 109.8% to $1,801.5 million from $858.6 million in 1999. Of this increase, $838.2 million was attributable to the acquisition of The MacManus Group, including goodwill amortization of $64.9 million and a nonrecurring charge of $71.9 million related to The Leo Group stock redemption offer, which immediately preceded the business combination.

   The stock redemption was offered to employee stockholders with loans outstanding under the Leo Burnett employee loan program to redeem a number of shares sufficient to retire the amount of outstanding borrowings under these loans. The nonrecurring charge was equal to the difference in the book value and cash to be paid for the shares offered for redemption.

   The remaining increase in expenses over 1999 of $104.7 million represented $8.2 million attributable to acquisitions net of divestitures and $96.5 million of operating expenses incurred to service new business wins and growth from existing clients. Compensation and employee related expenses in 2000 increased 93.0% to $1,134.7 million from $587.7 million primarily due to the acquisition. The increase was slightly lower than the rate of revenue growth. These costs represented 61.9% of revenues compared to 62.9% in 1999. Office and related expenses in 2000 increased 77.5% to $135.0 million from $76.1 million also primarily due to the acquisition of The MacManus Group.

   Operating Income: The combination of stronger revenue growth and cost management favorably impacted operating income.

   Other Income (Expense): Interest income increased 336.5% to $34.5 million in 2000 from $7.9 million in 1999 due to increased liquidity resulting from the Dentsu investment. Interest expense increased 268.2% to $58.6 million from $15.9 million primarily due to increased levels of bank debt incurred at the time of the merger. Significant levels of cash and debt were maintained throughout 2000 as the term-loan debt structure restricted debt retirement until 2001.

   Income Taxes: The effective tax rate, calculated based upon the provision for income taxes, was 1,235.9% in 2000 compared to 47.2% for the previous period. The increase in the effective tax rate in 2000 was due to the impact of nondeductible goodwill amortization and the nonrecurring charge.

   Minority Interest and Equity in (Loss) Income of Affiliates: Minority interest increased $2.9 million to $8.3 million in 2000 from $5.4 million in 1999, primarily due to lower aggregate profits at these subsidiaries.

Equity in (loss) income of affiliates increased $2.8 million to $3.9 million in 2000 from $1.1 million in 1999 primarily as a result of the acquisition of The MacManus Group.

Liquidity and Capital Resources

   We had cash and cash equivalents of $227.7 million and $598.2 million at December 31, 2001 and 2000, respectively. Net cash provided by our operating activities was $258.9 million in 2001, compared to $2.0 million in 2000, primarily reflecting net income growth and improved working capital management during 2001.

   Cash flows used in our investing activities during 2001 were $154.8 million, including $75.2 million used for acquisitions net of cash acquired. Our net expenditures for property and equipment were $83.1 million for 2001. These expenditures primarily related to our worldwide investment in technology, coupled with leasehold improvements.

   Cash flows used in our financing activities during 2001 were $466.7 million, including $9.4 million used to repay short-term debt, $11.8 million used to pay dividends, and $452.0 million used to repay long-term debt.

   We believe that our operating cash flow, combined with cash on hand and access to our revolving credit facility, are sufficient to support our foreseeable cash requirements, including dividends, capital expenditures, acquisitions and working capital.

   During 2001, certain merger related restrictions lapsed, allowing for an amendment to our banking agreement to facilitate repayment of long-term debt. On August 1, 2001, we amended our $385.0 million term loan and $120.0 million revolving credit facility to provide for a new $450.0 million revolving credit facility, of which $150.0 million is committed through July 2002 and $300.0 million is committed through July 2004. This revolver was not drawn at December 31, 2001.

   In addition to our committed revolver, we maintain relationships with a number of banks worldwide that have extended unsecured lines of credit totaling $275.5 million, of which $39.4 million was outstanding short-term debt at December 31, 2001, leaving $236.1 million unused.

   As of December 31, 2001, we had long-term debt of $15.5 million primarily related to equipment financing and certain stockholder notes.

Disclosures About Contractual Obligations and Commercial Commitments

   The following tables summarize our contractual obligations and commercial commitments at December 31, 2001, and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

                                                                 Payments Due By Period
                                  -------------------------------------------------------------------------------------
                                                                     (in thousands)
                                   Total    Due in 2002  Due in 2003  Due in 2004  Due in 2005  Due in 2006  Thereafter
                                  -------- ------------ ------------ ------------ ------------ ------------ -----------
Contractual Obligations..........
  Long-term debt................. $  8,327 $      2,211 $      5,847 $         10 $          9 $         26 $       224
  Capital lease obligations......    7,139        3,805        3,204          115           15           --          --
  Operating leases...............  629,753       92,423       84,464       72,819       66,629       63,027     250,391
  Sale-leaseback transaction.....  125,307       10,341       10,600       10,865       10,703       10,970      71,828
  Other long-term obligations(1).       --           --           --           --           --           --          --
                                  -------- ------------ ------------ ------------ ------------ ------------ -----------
    Total contractual cash....... $770,526 $    108,780 $    104,115 $     83,809 $     77,356 $     74,023 $   322,443
                                  ======== ============ ============ ============ ============ ============ ===========

                                                         Amount of Commitment Expiration Per Period
                                    -------------------------------------------------------------------------------------
                                                                       (in thousands)
                                     Total    Due in 2002  Due in 2003  Due in 2004  Due in 2005  Due in 2006  Thereafter
                                    -------- ------------ ------------ ------------ ------------ ------------ -----------
Other commercial commitments.......
  Committed revolver............... $450,000 $    150,000 $         -- $    300,000 $         -- $         -- $        --
  Lines of credit..................   39,393       39,393           --           --           --           --          --
  Standby letters of credit........    8,889        6,878        2,011           --           --           --          --
  Guarantees.......................   19,252       19,252           --           --           --           --          --
                                    -------- ------------ ------------ ------------ ------------ ------------ -----------
    Total commercial commitments... $517,534 $    215,523 $      2,011 $    300,000 $         -- $         -- $        --
                                    ======== ============ ============ ============ ============ ============ ===========

--------
(1) Our acquisition agreements are generally structured to defer a portion of the purchase price to future periods. Future payments are contingent on the acquired company achieving revenue and/or profitability targets. The amount of these payments are reflected in our financial statements when they become fixed and determinable at certain milestone dates. At this time, these payments are neither fixed nor determinable and have not been included in this table. Based on management's estimates of future earnings, the estimated amount of these payments are not expected to have a material impact on our future liquidity.

Critical Accounting Policies

   Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The process of preparing financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions regarding certain types of assets, liabilities and expenses. We believe that of our Significant Accounting Policies (see Note 2 to our consolidated financial statements), the following may involve a higher degree of judgment and complexity.

     Allowance for Doubtful Accounts

        Accounts receivable are presented net of our allowance for doubtful accounts. The allowance for doubtful accounts is determined through a specific identification process whereby management assesses the collectability of receivables based in part on the financial condition of the client.

     Property and Equipment and Intangibles

        We depreciate property and equipment and amortize intangibles over their useful lives. Assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Foreign Currency Translation

        Our consolidated financial statements are prepared in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of our foreign subsidiaries, other than those located in highly inflationary countries, are translated at current exchange rates, while income and expense are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine foreign currency gains and losses resulting from financial statement translation. Resulting translation gains and losses are reported as a component of stockholder's equity, except for those associated with highly inflationary countries, which are reported directly in the consolidated statements of operations. Certain of our intercompany loans with international subsidiaries are of a long-term investment nature since settlement is not planned or anticipated in the foreseeable future. Accordingly, related gains or losses are reported and accumulated in the same manner as currency translation adjustments. Foreign currency transaction gains and losses are included in the determination of net income.

     Loss Lease Provisions

        We will record a loss lease provision when we decide to abandon or sublet rented office space. This provision will be equal to the lesser of the difference between our rent expense per the lease agreement less any expected sublease income to be received during the remaining term of the lease or any penalties which result from lease cancellation. We will also evaluate the realizability of any leasehold improvements associated with the space and record a provision if we will not be able to recover its remaining book value through sublease income.

     Deferred Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that is likely to be realized. We consider future taxable income and ongoing tax planning strategies in assessing the required valuation allowance. If our future realizable deferred tax assets are in excess of our net recorded amount, we would increase deferred tax assets with a corresponding increase to net income in such period. If our future realizable deferred tax assets are less than our net recorded amount, we would reduce deferred tax assets with a corresponding reduction to net income in such period.

     Use of Estimates

        The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Recent Accounting Principles

   Several new accounting principles have been adopted during the year. We have included a summary with the related impact on our results of operations in Note 2 in the Notes to Consolidated Financial Statements.

Related Party Transactions

   In January 2000, before the business combination in which Bcom3 was formed, a subsidiary of The MacManus Group sold a portion of its shareholdings in a majority-owned subsidiary called Novo MediaGroup to 25 managers of The MacManus Group and its operating units (including Messrs. Bostock and Brown), in return for consideration consisting of cash and non-recourse promissory notes. In March 2001, we notified all of these managers that we were offering to rescind the original transaction, in order to regain majority ownership and control of Novo MediaGroup, and also in order to avoid certain potential disputes with the managers. All 25 of the managers accepted our rescission offer, with the result that we refunded each manager's original cash consideration and cancelled his or her promissory note. Messrs. Bostock and Brown received cash refunds in the respective amounts of $1,152,500 and $1,150,195, and we cancelled their promissory notes in the respective principal amounts of $1,152,500 and $1,154,805. For all 25 managers as a group, the total cash refunded was $10,733,595, and the total principal amount of the cancelled notes was $10,738,655.

Conversion to the Euro

   On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. We conduct business in member countries. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. We are addressing the issues involved with the introduction of the Euro. The major important issues facing us include: converting information technology systems, negotiating and amending contracts and processing tax and accounting records.

   Based upon progress to date, we believe that the use of the Euro will not have a detrimental impact on the manner in which we conduct our business affairs and process our business and accounting records. Accordingly, conversion to the Euro has not had, and is not expected to have, a material effect on our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   We periodically purchase derivative financial instruments as part of managing exposures to currency exchange and market interest rates. Derivative financial instruments are subject to market and counterparty risk. Market risk is the potential for loss resulting from changes in market conditions. Since it is our practice that derivative instruments are only used to hedge specific exposures of like amount and duration, the potential negative impact on future earnings due to market risk is immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we enter into derivative contracts with major financial institutions that have credit ratings at least equal to our own. Gains and losses on hedging derivatives are equal to and offset the hedged positions.

Interest Rates

   We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage our interest rate exposure through the use of fixed rate debt, floating rate debt placed in staggered maturities and interest rate swaps. We do not use financial instruments to speculate in interest rates. At December 31, 2001, we had no interest rate swaps outstanding. Assuming gross indebtedness at December 31, 2001 was carried throughout the entire year, a hypothetical 10% change in market interest rates would result in a $0.2 million change in the annual interest costs related to the floating rate debt. Conversely, the same hypothetical change in interest rate applied to floating rate cash and marketable securities at December 31, 2001 would result in a $0.9 million change in interest income over the course of a year.

International Operations

   Our results of operations are subject to the risk of currency exchange rate fluctuations related to our international operations. This economic risk is generally limited to the net income of the operations as the revenue and expenses of the operations are generally denominated in the same currency. Our major international markets are the United Kingdom, Euro currency countries, China/Hong Kong, Mexico, Brazil, Canada and Japan. While we do not hedge the net income of our international operations, in some cases we enter into hedging transactions to mitigate the risk of adverse currency exchange on certain cross border transactions such as intercompany settlements. At December 31, 2001, we had open forward foreign currency contracts for approximately $11.0 million to hedge certain intercompany obligations. It is not our policy to use derivatives to hedge the net investment positions in our international subsidiaries.

   Investing in non-U.S. countries involves certain risks. As currencies fluctuate against the U.S. Dollar, there is a corresponding change in our investment value in terms of the U.S. Dollar. Such change is reflected as an increase or decrease in comprehensive income, a separate component of stockholder's equity. Net foreign currency devaluations have reduced the reported amount of total stockholder's equity by $9.1 million as of December 31, 2001.

   We cannot predict foreign currency exchange rate movements, and therefore cannot predict the impact of such movements on our financial condition, results of operations and net cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item is presented in this report beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current Directors and Executive Officers

   The following table sets forth the name, age, and position of each of our directors and executive officers:

           Name             Age                       Position
--------------------------- --  ----------------------------------------------------
Roger A. Haupt(3).......... 54  Chairman and Chief Executive Officer and a Director
Craig D. Brown(3).......... 50  President and Chief Operating Officer and a Director
Eileen A. Kamerick......... 43  Executive Vice President and Chief Financial Officer
Christian E. Kimball....... 46  Chief Administrative Officer and Chief Legal Officer
Elizabeth L. Reeves........ 48  Executive Vice President and Global HR Director
Roy J. Bostock(1)(2)(3).... 61  Director
Richard B. Fizdale(1)(2)(3) 62  Director
Fumio Oshima(2)(3)......... 64  Director
Naoki Kobuse(1)(3)......... 60  Director

--------
(1) Member of the Audit Committee
(2) Member of the Board Nominating and Compensation Committee
(3) Member of the People and Compensation Committee

   Roger A. Haupt is our Chairman and Chief Executive Officer, and he has been a Director of Bcom3 since the January 2000 business combination in which Bcom3 was formed. Mr. Haupt was President and Chief Executive Officer of The Leo Group in 2000, Chief Operating Officer in 1999, Chief Administrative Officer from 1997 to 1999, and an Executive Vice President from 1989 to 1997. He also served as Vice Chairman from 1996 to 2000. Mr. Haupt joined Leo Burnett in 1984 after working in various positions throughout Latin America.

   Craig D. Brown is our President and Chief Operating Officer, and he has been a Director of Bcom3 since the January 2000 business combination in which Bcom3 was formed. Mr. Brown was Vice Chairman, Chief Operating Officer, and Chief Financial Officer of The MacManus Group from 1996 to 2000, and Chief Financial Officer from 1985 to 1996. Mr. Brown began his business career in 1972 at Arthur Andersen & Co., and joined D'Arcy MacManus Masius in 1980. D'Arcy MacManus Masius merged with Benton & Bowles in 1985 to form D'Arcy Masius Benton & Bowles, and the combined company was later renamed The MacManus Group in 1996.

   Eileen A. Kamerick is our Executive Vice President and Chief Financial Officer. Prior to joining Bcom3 in September 2001, Ms. Kamerick was Executive Vice President and Chief Financial Officer of United Stationers, a Fortune 500 office products company. Ms. Kamerick was previously Vice President and Chief Financial Officer--the Americas for BP plc from 1998 to 2000. Prior to the merger of BP and Amoco, Ms. Kamerick served as Vice President and Treasurer for Amoco Corporation.

   Christian E. Kimball is our Chief Administrative Officer and Chief Legal Officer. Mr. Kimball was Vice Chairman and Chief Administrative Officer of The Leo Group in 2000, Chief Administrative Officer from 1999 to 2000, and General Counsel from 1998 to 1999. Prior to that, he was a professor at the Boston University School of Law from 1993 to 1998, and a partner at the Chicago office of the law firm Kirkland & Ellis from 1989 to 1993. Mr. Kimball is also our Corporate Secretary.

   Elizabeth L. Reeves is our Executive Vice President and Global Human Resources Director. Prior to joining Bcom3 in October 2000, Ms. Reeves was a group vice president at CNA Financial Corp in Chicago. Ms. Reeves had previously spent 18 years with General Electric and GE Capital.

   Roy J. Bostock is our former Chairman, having stepped down from full-time employment with Bcom3 effective as of March 31, 2001. He continues to serve as a Director of Bcom3, a position he has held since the January 2000 business combination in which Bcom3 was formed. Mr. Bostock was Chairman and Chief Executive Officer of The MacManus Group from 1990 to 2000, and President from 1985 to 1990. Mr. Bostock began his career at Benton & Bowles in 1964, which merged with D'Arcy MacManus Masius in 1985 to form D'Arcy Masius Benton & Bowles. In 1996, the combined company was renamed The MacManus Group.

   Richard B. Fizdale is our former Vice Chairman, having stepped down from full-time employment with Bcom3 effective as of December 31, 2000. He continues to serve as a Director of Bcom3, a position he has held since the January 2000 business combination in which Bcom3 was formed. Mr. Fizdale was Chief Executive Officer of The Leo Group from 1997 through 1999, and Chief Creative Officer from 1992 through 1997, and he also served as Chairman from 1992 to 2000. Mr. Fizdale joined Leo Burnett in 1969.

   Fumio Oshima has been a Director of Bcom3 since March 2000. Mr. Oshima has served as Managing Director of Dentsu since 1997, and Senior Managing Director of Dentsu International Headquarters since June 2000. Previously, Mr. Oshima was Managing Director of an Account Planning Group and Executive Director of the Asian region. He has sat on the Dentsu Board of Directors since 1995.

   Naoki Kobuse has been a Director of Bcom3 since January 2002. Mr. Kobuse was appointed as Director of one of Dentsu's Account Services Divisions in December 1995. His responsibilities included overseeing the accounts of several multi-national clients. In 1999, he was selected for advancement to Executive Officer and was placed in charge of five account services divisions and two other related divisions. In June of 2001, Mr. Kobuse was promoted to Senior Executive Officer, and at the same time he was assigned to the International Business Headquarters where, as Deputy Managing Director, he worked closely with Mr. Fumio Oshima in developing Dentsu's international business strategy and globalization efforts. In January 2002, Mr. Kobuse was transferred to New York where he replaced Mr. Megumi Niimura as head of all Dentsu operations in the United States.

Voting Trust Agreement

  General

   The following summary describes some of the more important provisions of our Voting Trust Agreement. The complete Voting Trust Agreement, which contains precise legal terms and conditions and other information not summarized here, is included as an exhibit to this Form 10-K.

   As discussed more fully under Item 7 above, on March 7, 2002, we announced a proposed merger with Publicis Groupe S.A. and other related transactions that, if consummated, will result in various changes to the information discussed below. These changes will be described in detail in our proxy statement with respect to such transactions.

   Because Bcom3 is a privately-held company, it is our general policy that only employees of Bcom3 and its various subsidiaries may acquire shares of our Class A Common Stock. Any such person who is to acquire shares of our Class A Common Stock must also become a party to our Voting Trust Agreement.

   Pursuant to the Voting Trust Agreement, all of the holders of our Class A Common Stock have deposited their shares into a voting trust, with Messrs. Haupt, Bostock, Fizdale, and Brown as the Voting Trustees, all as described below.

  Voting Rights

   The Voting Trustees have the right to vote all of the shares of Common Stock held by the voting trust whenever a vote of our stockholders is required; provided, however, that our individual stockholders have the right to direct the voting of their shares by the Voting Trustees with respect to any proposal regarding a merger, consolidation, or dissolution of Bcom3 or any proposal to sell all, or substantially all, of our assets. The affirmative vote of a majority of the Voting Trustees is required to take action under the Voting Trust Agreement. The Voting Trustees may also take action by unanimous written consent.

   Although our individual stockholders generally do not have any right to vote their shares of Common Stock while such shares are deposited in the voting trust, such stockholders retain the economic ownership of their shares (including the right to receive any dividends in respect of their shares).

  Voting Trustees

   Currently, Messrs. Haupt, Bostock, Fizdale, and Brown serve as the Voting Trustees, and each will serve until the earliest to occur of his death, voluntary resignation, permanent disability, or removal by the unanimous vote of the other three Voting Trustees. Messrs. Haupt and Fizdale are "paired" under the Voting Trust Agreement, so that if either of them ceases to serve as a Voting Trustee, the other will have the right to appoint a successor Voting Trustee. Similarly, if either Mr. Bostock or Mr. Brown ceases to serve as a Voting Trustee, the other will have the right to appoint a successor Voting Trustee. If both Messrs. Haupt and Fizdale, on the one hand, or Messrs. Bostock and Brown, on the other hand, cease to serve as Voting Trustees, and no successors have been appointed as described above, then their successors will be selected by a panel of former stockholders of The Leo Group, in the case of Messrs. Haupt and Fizdale, or of The MacManus Group, in the case of Messrs. Bostock and Brown.

  Duration

   The Voting Trust Agreement has an unlimited duration; provided, however, that the Voting Trust Agreement may be terminated at any time, either by the action of 75% of the Voting Trustees or by the action of the beneficial owners of at least 75% of the shares of Common Stock held by the voting trust.

  Amendments

   The Voting Trust Agreement may be amended by the action of 75% of the Voting Trustees, other than those sections of the Voting Trust Agreement relating to the pass-through of dividends and the right of the beneficial owners to direct voting on a merger, consolidation, or dissolution of Bcom3 or a sale of all, or substantially all, of our assets. See "--General" and "--Voting Rights" above. The beneficial owners of at least 75% of the shares of Common Stock held by the voting trust also have the right to amend the Voting Trust Agreement.

  Board of Directors

   The Voting Trust Agreement requires the Voting Trustees to vote all shares of Common Stock held by the voting trust in order to:

  .   set the size of our Board of Directors at six members; and

  .   elect as directors Messrs. Haupt, Bostock, Fizdale, and Brown.

   Dentsu has the right to elect, remove, and replace the other two members of our Board of Directors. See "Security Ownership of Certain Beneficial Owners and Management--Description of Securities--Voting Rights" below.

   In the event Mr. Haupt or Mr. Fizdale dies, voluntarily resigns from our Board of Directors, becomes permanently disabled, or is removed by the unanimous vote of the three other Voting Trustees, the Voting Trustees shall elect as a new director another individual to be designated by Messrs. Haupt and Fizdale, to the extent each remains a voting trustee.

   In the event Mr. Bostock or Mr. Brown dies, voluntarily resigns from our Board of Directors, becomes permanently disabled, or is removed by the unanimous vote of the three other Voting Trustees, the Voting Trustees shall elect as a new director another individual designated by Messrs. Bostock and Brown, to the extent each remains a voting trustee.

   The Voting Trust Agreement also provides that all actions of the Board of Directors shall require the affirmative vote of both (x) a majority of all six directors and (y) a majority of the four directors who have been elected by the Voting Trustees, considered as a single group for this purpose.

  Management

   Our Certificate of Incorporation provides that our stockholders (rather than our Board of Directors) have the right to elect, remove, and replace specified corporate officers. See "Security Ownership of Certain Beneficial Owners and Management--Description of Securities--Voting Rights" below.

   The Voting Trust Agreement provides that 75% of our Voting Trustees have the power to vote all shares of Common Stock held by the voting trust in order to elect, remove, and replace our Chairman, Vice Chairman, Chief Executive Officer, President, Chief Operating Officer, Chief Administrative Officer, and Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock. To the best of Bcom3's knowledge, for the year ended December 31, 2001, all Section 16(a) filing requirements applicable to our directors, officers and 10% owners were complied with, except that the Initial Statement of Beneficial Ownership on Form 3 for each such person was filed late.

ITEM 11.  EXECUTIVE COMPENSATION

General Background

   Our Board Nominating and Compensation Committee reviews and determines compensation and benefits for our executive officers who are also directors, with appropriate input from independent consultants regarding industry and comparable company practices.

Summary Compensation Table

   The following table sets forth the compensation earned by our Chief Executive Officer and each of our other executive officers with respect to 2001 and with respect to the eleven-month period following the business combination in which Bcom3 was formed on January 31, 2000.

                                       Annual Compensation(1)
                                     ---------------------------
                                                          Other  Securities
                              Fiscal                     Annual  Underlying    LTIP      All Other
Name and Principal Position    Year   Salary   Bonus(2)  Comp(3) Options(4) Payouts(5)  Comp(1)(6)
---------------------------   ------ -------- ---------- ------- ---------- ----------- -----------
Roger A. Haupt...............   2001 $950,000 $  950,000      --         -- $   475,000 $    18,260
Chairman and Chief Executive    2000 $687,500 $1,315,476      --         --          -- $   212,966
  Officer
Craig D. Brown...............   2001 $750,000 $  600,000      --         --          -- $     2,766
President and Chief Operating   2000 $554,583 $  990,000      --         --          -- $     2,378
  Officer
Eileen A. Kamerick(7)........   2001 $154,968 $  325,000      --     10,000          -- $       988
Executive Vice President and
  Chief Financial Officer
Christian E. Kimball.........   2001 $542,500 $  217,000      --         --          -- $    17,159
Chief Administrative Officer    2000 $320,833 $  352,976      --         --          -- $    37,667
  and Chief Legal Officer
Elizabeth L. Reeves(8).......   2001 $400,000 $  160,000      --      6,500          -- $     2,869
Executive Vice President and    2000 $ 69,444 $  170,000      --         --          -- $     1,179
  Global HR Director

--------
(1) As noted above, all information for 2000 has been prorated to show compensation only with respect to the eleven-month period following the business combination in which Bcom3 was formed on January 31, 2000.
(2) Bonuses for 2001 were pursuant to a short-term incentive plan based on such factors as growth in revenues, growth in profits before tax, and absolute attainment of margin targets.
(3) In accordance with SEC regulations, perquisites and personal benefits are not included in this column for an individual if the aggregate amount did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus for such individual as reported in the above table. Our executive officers pay personal income taxes with respect to all amounts of other annual compensation as required by law.
(4) Messrs. Haupt, Brown, and Kimball have not received any stock option grants or other awards under our Equity Incentive Plan. Mmes. Kamerick and Reeves received non-qualified stock option grants under the Plan during 2001 as noted above.
(5) Mr. Haupt participates in a long-term incentive arrangement, pursuant to which our Board Nominating and Compensation Committee approved a special payout for him in the above amount, determined based on Mr. Haupt's individual performance since the formation of Bcom3 in January 2000, including his role in helping our Board formulate strategic alternatives culminating in the proposed merger with Publicis that we announced on March 7, 2002.
(6) This column includes the following for 2001 and 2000, respectively: (a) our contributions or other allocations under tax-qualified defined contribution retirement plans ($13,600 and $18,700 for Mr. Haupt; $1,800 and $1,800 for Mr. Brown; and $13,600 and $18,700 for Mr. Kimball); (b) our contributions under group term life insurance plans ($966 and $578 for Mr. Brown); and
    (c) our payment of premiums on various individual life insurance policies ($4,660 and $3,501 for Mr. Haupt; $988 for Ms. Kamerick, in 2001; $3,559
    and $2,574 for Mr. Kimball; and $2,869 and $1,179 for Ms. Reeves). For 2000 only, this column also includes our contributions or other allocations under certain non-qualified retirement plans that have since been discontinued ($190,765 for Mr. Haupt; and $16,393 for Mr. Kimball).
(7) Ms. Kamerick joined Bcom3 on September 4, 2001. All information in the above table for Ms. Kamerick for 2001 is with respect only to the period following such date.
(8) Ms. Reeves joined Bcom3 on October 30, 2000. All information in the above table for Ms. Reeves for 2000 is with respect only to the period following such date.

Equity Incentive Plan

   Our Board of Directors has adopted, and our Voting Trustees have approved, the Bcom3 2000 Long-Term Equity Incentive Plan and the Bcom3 2001 California Stock Option Plan. The purpose of these Plans is to promote our long-term growth and profitability by:

  . increasing our ability to attract and retain exceptional persons to serve as employees of Bcom3 and its subsidiaries;

  .   motivating such employees to achieve longer-range performance goals; and

  . enabling such employees to participate in our long-term growth and financial success.

   The Plans permit us to grant incentive or non-qualified stock options, stock appreciation rights (either alone or in tandem with stock options), restricted stock, performance awards, or any combination of the foregoing, covering up to 1,846,660 shares of Class A Common Stock in the aggregate.

   As of February 28, 2002, approximately 1,200 employees of Bcom3 and its subsidiaries held Bcom3 stock options, giving such individuals the right to acquire approximately 1,750,000 shares of Class A Common Stock in the aggregate, generally at an exercise price of $130 per share. Messrs. Haupt, Brown, and Kimball have not received any grants or awards under the Plan. Mmes. Kamerick and Reeves received non-qualified stock option grants during 2001 under the Plan as set forth in the following table:

                                             Individual Option Grants During 2001
                       ---------------------------------------------------------------------------------
                                                                                   Potential Realizable
                       Number of                                                     Value at Assumed
                       Securities                                                 Annual Rates of Stock
                       Underlying Percent of Total                                Price Appreciation for
                        Options   Options Granted                                      Option Term
                        Granted   to Employees in  Exercise Price                 ----------------------
         Name             (#)       Fiscal Year      ($/Share)    Expiration Date   5% ($)     10% ($)
         ----          ---------- ---------------- -------------- ---------------  --------  ----------
Roger A. Haupt........       --          --               --               --           --           --
Craig D. Brown........       --          --               --               --           --           --
Eileen A. Kamerick(1).   10,000         1.1%            $130         08/31/11     $817,563   $2,071,865
Christian E. Kimball..       --          --               --               --           --           --
Elizabeth L. Reeves(2)    6,500         0.7%            $130         12/29/10     $531,416   $1,346,712

--------
(1) The non-qualified stock options granted to Ms. Kamerick vest in four equal installments, such that they will be 25% vested on August 31, 2003, 50% vested on August 31, 2004, 75% vested on August 31, 2005, and 100% vested on August 31, 2006.
(2) The non-qualified stock options granted to Ms. Reeves vest in four equal installments, such that they will be 25% vested on December 31, 2002, 50% vested on December 31, 2003, 75% vested on December 31, 2004, and 100% vested on December 31, 2005.

   Since we are a privately-held company with no trading in our shares of Common Stock, there has been no market determination of the value of the shares underlying the stock options held by Mmes. Kamerick and Reeves as of December 31, 2001.

Retirement Plans

   We recently adopted a new tax-qualified cash balance retirement plan, effective as of January 1, 2002. Mmes. and Messrs. Haupt, Brown, Kamerick, Kimball, and Reeves participate in this new retirement plan, on the same basis as our other employees.

   We express each participant's accumulated benefit under the cash balance plan as an account balance from time to time.

   All participants under the new cash balance plan who participated in a predecessor defined benefit pension plan have an opening account balance under the new plan equal to the present value of their accrued benefit under the old plan. For a cash balance plan participant who leaves and elects to take his or her vested benefit as a lump sum payment, these opening account balances represent the minimum payment amount. The actual lump sum payment for a particular participant could be higher than his or her opening account balance if applicable interest rates have declined from their level as of January 1, 2002, or if the participant would have become eligible for subsidized early retirement benefits under a predecessor defined benefit pension plan, in either case by the time he or she leaves and elects to take his or her benefit as a lump sum payment under the new cash balance plan.

   The opening account balances for Mmes. and Messrs. Haupt, Brown, Kamerick, Kimball, and Reeves under the new cash balance plan were $183,684, $150,798, $0, $16,403, and $0, respectively, as of January 1, 2002.

   We make annual employer contributions to each participant's account in an amount equal to a specified percentage of his or her eligible annual pay (up to a maximum of $200,000 for 2002). As shown in the following table, the applicable contribution percentage increases as a function of the participant's years of service:

                                             Employer Contribution
                                             ---------------------
                        Years of              Percent of  Maximum
                        Service              Eligible Pay For 2002
             ------------------------------- ------------ --------
                     X (less than) 5             4.0%     $ 8,000
             5 (less or =) X (less than) 10      5.0%     $10,000
             10 (less or =) X (less than) 15     6.5%     $13,000
                   X (greater or =) 15           8.0%     $16,000

   We also credit each participant's account with periodic interest earnings on the account balance from time to time (using an interest rate derived from the yield to maturity on long-term United States Treasury Bonds).

   Participants in the cash balance plan vest in their account balances after completing five years of service. As of March 2002, Mr. Haupt had completed approximately 18 years of service, Mr. Brown had completed approximately 21 years of service, Ms. Kamerick had completed less than one year of service, Mr. Kimball had completed approximately four years of service, and Ms. Reeves had completed approximately one year of service.

   Messrs. Haupt and Kimball also have letter agreements regarding Executive Employment Consultancy Arrangements. Under these agreements, each will be entitled to receive semi-monthly payments, at an annual rate equal to 30% of the sum of (x) his final annual base salary plus (y) his final annual ''bonus'' (or, if greater, the average of his final and immediately previous annual bonuses), along with the continuation of certain employee benefits, for a period of five years commencing upon his retirement. Mr. Haupt has already vested in this benefit, having attained age 50, and Mr. Kimball will vest in this benefit at age 55.

   Mr. Brown also has a Salary Continuation Agreement. Under this agreement, he will be entitled to receive monthly payments for a period of 10 years following his death, disability, or retirement. Mr. Brown is entitled to receive monthly payments at the rate of $250,000 per annum, beginning with his retirement (at age 55 or later) or upon his earlier death or disability (subject, in the case of disability, to offset for certain disability insurance proceeds that Mr. Brown may be entitled to receive under company-paid policies).

   Mr. Brown shall forfeit his right to receive any of these payments should he breach certain nonsolicitation or noncompetition restrictions for a period of two years after the termination of his employment.

Compensation Agreements

   Unless a capitalized term is defined in this Form 10-K and except as set forth herein, such term shall have the meaning given to it in each employee's respective compensation agreement or change in control agreement, as the case may be, included as an exhibit to this Form 10-K.

  Roger A. Haupt

   Mr. Haupt has an Employment Agreement with us, dated as of January 1, 2001, providing that he will serve as our Chief Executive Officer through December 31, 2004 (subject to extension by mutual agreement), and receive an annual base salary of not less than $950,000, annual bonuses and stock option awards (as recommended by our Board Nominating and Compensation Committee), and various employee benefits and perquisites. Mr. Haupt will also be entitled to receive certain payments and other benefits in connection with our termination of his employment or his resignation as follows:

  . in the event we terminate Mr. Haupt's employment because of his death, "Permanent Disability," or "Retirement," he will receive a lump sum payment equal to the sum of (x) his current annual base salary plus (y) the greater of his target bonus for the current year or his highest bonus actually received in any of the three previous years; or

  . in the event we terminate Mr. Haupt's employment for any reason other than death, Permanent Disability, Retirement, or "Cause," or in the event Mr. Haupt resigns for "Good Reason" or in connection with a "Change of Control," he will receive a lump sum payment equal to three times (or, if we terminate his employment or he resigns in connection with a Change of Control, four times) the sum of (x) his current annual base salary plus
      (y) the greater of his target bonus for the current year or his highest bonus actually received in any of the three previous years, together with accelerated vesting of any otherwise unvested benefits.

   In either event, Mr. Haupt will also be entitled to the continuation of certain welfare benefits, and our termination of his employment or his resignation will be an "Agreed Separation" (or, if applicable, termination by reason of death or "Permanent Disability") for purposes of our Stock Purchase Agreement (see "Security Ownership of Certain Beneficial Owners and Management--Stock Purchase Agreement" below). Under certain circumstances involving excise tax charges, Mr. Haupt will also be entitled to receive certain incremental payments, intended to restore his after-tax benefit. Mr. Haupt has agreed that he will not compete with us or solicit any of our clients or employees for a period of five years after we terminate his employment for any reason or he resigns.

  Craig D. Brown

   Mr. Brown has an employment agreement with The MacManus Group, dated as of January 1, 1999. Under this agreement, Mr. Brown is entitled to receive a minimum annual base salary of $605,000 and a target bonus. Mr. Brown is also entitled to receive a long-term incentive award, to be paid in two installments if certain specified objectives are achieved. The first 50% installment is to be paid on or before April 30, 2002, and the second and final installment is to be paid on or before April 30, 2003, provided in each instance that Mr. Brown continues to comply with all the terms and conditions of his agreement. Mr. Brown is also entitled to various employee benefits and perquisites. Under this agreement, Mr. Brown has agreed to certain nonsolicitation and noncompetition restrictions for a period of two years after the termination of his employment for any reason.

  Eileen A. Kamerick

   Ms. Kamerick has an employment agreement with us, dated as of August 17, 2001. Under this agreement, Ms. Kamerick is entitled to receive a signing bonus of $125,000, a minimum annual base salary of $500,000, and a target bonus. Ms. Kamerick is also entitled to receive certain benefits upon the termination of her employment. If we terminate Ms. Kamerick's employment without "Cause," or if she terminates her employment for "Good Reason," then she is entitled to receive 6 months of welfare benefits and an amount equal to 6 months of her base salary in severance (or, if such termination occurs prior to August 17, 2002, then 12 months of welfare benefits and $800,000 in severance).

  Elizabeth L. Reeves

   Ms. Reeves has an employment arrangement with us, dated as of October 30, 2000, which entitles her to a signing bonus of $100,000, a minimum annual base salary of $400,000, and a target bonus. Ms. Reeves is also entitled to severance benefits for a period of up to 12 months.

Change in Control Agreements

   In January 2002, Mmes. and Messrs. Brown, Kamerick, Kimball, and Reeves entered into change in control agreements with the Company. Under these agreements, each of them is entitled to receive certain payments and benefits upon any involuntary termination of employment without "Cause," or any "Constructive Discharge," within the period beginning 90 days prior to a "Change in Control" and ending on the third anniversary of such Change in Control. Depending upon the date of termination, these agreements provide for a lump sum payment of up to two times (in the case of Messrs. Brown and Kimball), or three times (in the case of Mmes. Kamerick and Reeves), the sum of (x) his or her annual base salary plus (y) his or her aggregate target incentive bonus for the current year (or, if greater, the highest aggregate cash compensation he or she earned in salary and bonuses with respect to any of the three previous calendar years), together with accelerated vesting of any otherwise unvested benefits. Depending upon the date of termination, these agreements also provide for a continuation of all retirement and welfare benefits for up to two years (in the case of Messrs. Brown and Kimball), or three years (in the case of Mmes. Kamerick and Reeves), together with up to 12 months of outplacement assistance. Should any of Mmes. and Messrs. Brown, Kamerick, Kimball, and Reeves receive any payments or benefits under these agreements that are subject to any excise tax charges, they shall also be entitled to receive incremental payments from us intended to restore their pre-excise tax benefits.

Management Transition Agreements

   As noted above, Messrs. Bostock and Fizdale have stepped-down from full-time employment with Bcom3, effective as of March 31, 2001, in the case of Mr. Bostock, and December 31, 2000, in the case of Mr. Fizdale. Although Messrs. Bostock and Fizdale are no longer full-time employees, they continue to serve as directors and Voting Trustees of Bcom3, and rank among our largest individual employee stockholders.

   Prior to the January 2000 business combination in which Bcom3 was formed, Mr. Bostock had served as the Chairman and Chief Executive Officer of The MacManus Group and Mr. Fizdale had served as the Chairman and Chief Executive Officer of The Leo Group. After the business combination, Messrs. Bostock and Fizdale recognized that it was in the best interests of Bcom3 and its stockholders to provide for a smooth and seamless transition of management authority, and each deemed it important to implement this transition as soon as possible. We, in turn, wanted to provide appropriate transition packages for Messrs. Bostock and Fizdale in recognition of their many years of dedicated service, their respective contributions to the substantial growth in stockholder value that occurred while each served as Chairman and Chief Executive Officer of a constituent company, and their continuing personal investment in and involvement with Bcom3.

   Accordingly, when Mr. Fizdale stepped down from full-time employment with Bcom3 effective as of December 31, 2000, we entered into a Management Transition Agreement with him providing that: (a) he would serve as our executive consultant and receive semi-monthly payments pursuant to his preexisting Executive Employment Consultancy Arrangement for a period of five years, commencing on January 1, 2001, at a rate equal to 30% of the sum of his final annual base salary plus his final annual "bonus" (or, if greater, the average of his final and immediately previous annual bonuses), along with the continuation of certain employee benefits; (b) he would remain in office as a Director and a Voting Trustee; (c) he would receive health and insurance benefits under our retiree medical plans; (d) he would receive special bonus payments, in the amount of $68,500 per month, until such time as he has sold (or is able to sell) a specified portion of his shares of Class A Common Stock;
(e) his retirement would be an "Agreed Separation" for purposes of our Stock Purchase Agreement; and (f) he would not compete with us or solicit any of our clients or employees for a period of five years.

   Similarly, when Mr. Bostock stepped down from full-time employment with Bcom3 effective as of March 31, 2001, we entered into a Management Transition Agreement with him providing that: (a) he would serve as our executive consultant, receiving consulting fees for the nine-month period from April 1 through December 31, 2001 at a rate equal to his former base salary for 2000, and would thereafter receive monthly payments pursuant to his preexisting Salary Continuation Agreement for a period of 10 years, commencing on January 1, 2002, at the rate of $350,000 per annum; (b) he would remain in office as a Director and a Voting Trustee; (c) he would receive health and insurance benefits under our retiree medical plans; (d) he would receive special bonus payments, in the amount of $65,000 per month, until such time as he has sold (or is able to sell) a specified portion of his shares of Class A Common Stock; (e) his retirement would be an "Agreed Separation" for purposes of our Stock Purchase Agreement; and (f) he would not compete with us or solicit any of our clients or employees for a period of five years. After his retirement, Mr. Bostock continued to provide substantial services, working with key clients through the end of the year. These services were above and beyond what was expected at the time of his retirement. Accordingly, in October 2001, we agreed that Mr. Bostock would receive a bonus for 2001 commensurate with the bonus we paid him for 2000.

Director Compensation

   Directors are reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof. No other compensation is paid to Directors in their capacity as such.

Compensation Committee Interlocks and Insider Participation

   The current members of our Board Nominating and Compensation Committee are Messrs. Bostock, Fizdale, and Oshima. Mr. Bostock is our former Chairman, having stepped down from full-time employment effective as of March 31, 2001, and Mr. Fizdale is our former Vice Chairman, having stepped down from full-time employment effective as of December 31, 2000.

   Mr. Oshima is Senior Managing Director of Dentsu International Headquarters, and a member of Dentsu's Board of Directors. See "Directors and Executive Officers" above, and "Certain Relationships and Related
Transactions--Investments by Dentsu" below.

   During 2001, (a) none of our executive officers served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served in turn on our Board Nominating and Compensation Committee; (b) none of our executive officers served as a director of another entity, one of whose executive officers served in turn on our Board Nominating and Compensation Committee; and (c) none of our executive officers served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served in turn as a Director of Bcom3.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   As of February 28, 2002, we had outstanding 15,289,804 shares of Class A Common Stock, $.01 par value per share and 4,284,873 shares of Class B Common Stock, $.01 par value per share. See "Description of Securities" below.

   As discussed more fully under Item 7 above, on March 7, 2002, we entered into an agreement to merge with Publicis Groupe S.A.

Beneficial Ownership

   The following table contains information regarding the beneficial ownership of our Common Stock as of February 28, 2002 by: (a) each person or entity whom we know to be a beneficial owner of more than 5% of our Common Stock; (b) each member of our Board of Directors; (c) each of our executive officers; and (d) all of our directors and executive officers as a group.

                                                            Number of Shares  Percentage
                                                              Beneficially   Beneficially
Name of Beneficial Owner(1)                                     Owned(2)        Owned
---------------------------                                 ---------------- ------------
Dentsu Inc.(3).............................................     4,284,873        21.89%
Roger A. Haupt(4)..........................................    15,289,804        78.11%
Roy J. Bostock(4)..........................................    15,289,804        78.11%
Richard B. Fizdale(4)......................................    15,289,804        78.11%
Craig D. Brown(4)..........................................    15,289,804        78.11%
Eileen A. Kamerick.........................................            --           --
Christian E. Kimball.......................................             *            *
Elizabeth L. Reeves........................................            --           --
Fumio Oshima...............................................            --           --
Naoki Kobuse...............................................            --           --
All directors and executive officers as a group (9 persons)    19,574,677       100.00%

--------
*  Less than 1% beneficial ownership
(1) The business address of Dentsu is 1-11, Tsukiji, Chuo-ku, Tokyo 104-8426, Japan. The business address of Messrs. Oshima and Kobuse is c/o Dentsu at the above address. The business address of Mmes. and Messrs. Haupt, Bostock, Fizdale, Brown, Kamerick, Kimball, and Reeves is c/o Bcom3 Group, Inc., 35 West Wacker Drive, Chicago, IL 60601.
(2) As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (a) the power to vote, or direct the voting of, that security or (b) investing power which includes the power to dispose, or to direct the disposition of, that security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of that security within 60 days of February 28, 2002. Except as otherwise noted, the persons and entity listed in this table have sole voting and investment power with respect to all of the shares of Common Stock owned by them.
(3) Dentsu holds all of the outstanding Class B Common Stock.
(4) Messrs. Haupt, Bostock, Fizdale, and Brown, in their respective capacities as the Voting Trustees under a Voting Trust Agreement, share voting power over all of our outstanding Class A Common Stock. See "Directors and Executive Officers--Voting Trust Agreement" below. Messrs. Haupt, Bostock, Fizdale, and Brown disclaim beneficial ownership with respect to all but 1,816,622 shares of such Class A Common Stock in the aggregate.

Description of Securities

   The following description of our capital stock does not purport to be complete and is subject to and qualified in its entirety by our Certificate of Incorporation and Bylaws, copies of which are included as exhibits to this Form 10-K, and the laws of the State of Delaware.

  Authorized Capital Stock

   Our Certificate of Incorporation authorizes us to issue up to 50,000,000 shares of Common Stock, consisting of 40,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock. The outstanding shares of Common Stock are duly authorized, validly issued, fully paid, and nonassessable.

  Voting Rights

   Holders of Common Stock will generally be entitled to one vote per share on all matters that we submit to a vote of stockholders; provided, however, that holders of Class B Common Stock, voting as a separate class, will have the right to approve certain amendments to our Certificate of Incorporation that would adversely affect them as a class. In addition, so long as the outstanding Class B Common Stock comprises at least 15% of our total Common Stock, holders of Class B Common Stock, voting as a separate class, will have the right to elect, remove, and replace two of our six Directors (or, if we ever have more than six Directors, then one third of our Directors rounded up to the next whole number). Alternatively, if the outstanding Class B Common Stock ever comes to comprise less than 15%, but still comprises at least 5%, of our total Common Stock, then holders of Class B Common Stock, voting as a separate class, will have the right to elect, remove, and replace one of our six Directors (or, if we ever have more than six Directors, then one-sixth of our Directors rounded up to the next whole number). See "Certain Relationships and Related Transactions--Investments by Dentsu" below. In any event, holders of Class A Common Stock, voting as a separate class, will have the right to elect, remove, or replace all of our other Directors.

   All of the outstanding shares of our Class A Common Stock have been deposited into a voting trust, and such shares will be voted by the Voting Trustees. See "Directors and Executive Officers of the Registrant--Voting Trust Agreement" above.

   Our Certificate of Incorporation provides that our stockholders (and therefore, given the Voting Trust Agreement, the Voting Trustees) will have the right to elect, remove, and replace specified corporate officers. See "Directors and Executive Officers of the Registrant--Voting Trust Agreement" above.

  Other Rights

   Holders of Common Stock are entitled to share equally, without regard to class, in any dividend declared by our Board of Directors; provided that, in the event of a dividend payable in additional shares of Common Stock, holders of Class A Common Stock will be entitled to receive additional shares of Class A Common Stock and holders of Class B Common Stock will be entitled to receive additional shares of Class B Common Stock. Holders of Common Stock are also entitled to share equally, without regard to class, in all assets available for distribution to stockholders upon dissolution, liquidation, or winding up. Except for Dentsu, which has certain contractual preemptive rights, no holder of Common Stock has any preemptive right to subscribe for any Common Stock or other securities that we may choose to issue or sell. See "Certain Relationships and Related Transactions--Investments by Dentsu" below. We will not subdivide or combine the outstanding shares of either the Class A Common Stock or the Class B Common Stock without subdividing or combining the outstanding shares of the other class.

   Holders of Class B Common Stock have the right to convert their shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time.

  Stock Purchase Agreement

   The following summary describes some of the more important provisions of our Stock Purchase Agreement. The complete Stock Purchase Agreement, which contains precise legal terms and conditions and other information not summarized here, is included as an exhibit to this Form 10-K.

   As discussed more fully under Item 7 above, on March 7, 2002, we announced a proposed merger with Publicis Groupe S.A. and other related transactions that, if consummated, will result in various changes to the information discussed below. These changes will be described in detail in our proxy statement with respect to such transactions.

   Because we are a privately-held company, it is our general policy that only employees of Bcom3 and its various subsidiaries may acquire shares of our Class A Common Stock. All such persons who have acquired shares of our Class A Common Stock have also become a party to our Stock Purchase Agreement. Our Stock Purchase Agreement contains stock transfer restrictions and stock repurchase provisions, as well as restrictive covenants regarding noncompetition, nonsolicitation, and confidentiality, all as described below.

  Restrictions on Transfer of Shares

   Under the Stock Purchase Agreement, a stockholder may only transfer his or her shares with our prior written consent, which we will normally grant only for a transfer by the stockholder:

  . to members of the stockholder's family, to a family limited partnership or limited liability company, to a trust for the benefit of the stockholder and his or her family members, or to a charitable trust; or

  .   to the stockholder's heirs and legatees upon the stockholder's death;

provided, in each instance, that the transferee agrees to be bound by the terms of the Stock Purchase Agreement.

   Any other transfer of any shares, or any interest in any shares, whether voluntarily or involuntarily made, is strictly prohibited. Prohibited transfers include transfers by way of sale, gift, or other disposition; by way of pledge, hypothecation, or the creation of a security interest; by way of attachment, levy, or lien; in connection with insolvency; in connection with a divorce, decree of separate maintenance, or any other arrangement for the adjustment of marital rights; into, or out of, joint tenancy, tenancy in common, or tenancy by virtue of community property or similar rights; to any trustee, receiver, administrator, executor, custodian, or guardian of an estate or property; or into any trust, or in any other manner so as to create a separation of the ownership of the shares into legal interests and beneficial interests.

  Repurchase of Shares

   Under the Stock Purchase Agreement, if a stockholder ceases to serve as an employee, then as a general rule we will repurchase all of his or her shares, effective as of the date of his or her departure, at their then "Per Share Book Value." See "--Determination of Per Share Book Value" below.

   If a stockholder is an employee of one of our operating units, and we sell or otherwise divest ourselves of that operating unit, then the stockholder will no longer be considered our employee, generally with the same consequences as if he or she had been discharged without cause (as described below).

   There is a special rule, however, if the stockholder ceases to serve as an employee under the following circumstances:

  .   by reason of his or her death or "Permanent Disability";

  .   by reason of his or her discharge without "Cause"; or

  . on terms that we, in our discretion, acknowledge in writing constitute an "Agreed Separation."

   If this special rule applies, then the former employee is entitled to become a continuing stockholder, and retain his or her shares for a holding period of up to ten years after his or her departure. At the end of this holding period, we will repurchase all of his or her shares at their then Per Share Book Value.

   If the continuing stockholder breaches any applicable noncompete, nonsolicitation, confidentiality, or other restrictive covenant during the relevant post-employment period, however, we may elect to repurchase his or her shares immediately at their then Per Share Book Value. See "--Restrictive Covenants" below.

   Conversely, at any time during the ten-year holding period, the continuing stockholder may elect to require us to repurchase his or her shares by delivering written notice to us. In the event the continuing stockholder gives such notice, we are required to repurchase his or her shares on the last day of the fiscal year in which we receive such written notice, or on such earlier date as we may select, at the then Per Share Book Value of such shares.

  Other Repurchase Events

   The Stock Purchase Agreement also grants us an option to repurchase a stockholder's shares immediately, at their Per Share Book Value, if the stockholder becomes "Insolvent," if he or she makes or attempts to make a prohibited transfer of his or her shares (see "--Restrictions on Transfer of Shares" above), or if he or she breaches any applicable noncompete, nonsolicitation, confidentiality, or other restrictive covenant (see "--Restrictive Covenants" below).

  Determination of Per Share Book Value

   Under the Stock Purchase Agreement, the Per Share Book Value for shares as of any date will generally be equal to the sum of:

      (x) the amounts determined as of January 31, 2000 under the stock purchase agreements then in place with respect to the former stockholders of The Leo Group and The MacManus Group (or, in the case of shares acquired after January 31, 2000, the original purchase price the stockholder paid for such shares); plus or minus

      (y) our consolidated net income (or loss) per share of Common Stock from January 31, 2000 (or, in the case of shares acquired after January 31, 2000, from the acquisition date) through the applicable determination date.

   For purposes of this formula, consolidated net income (or loss) will be reduced by dividends, and adjusted to eliminate changes due to non-recurring items (net of taxes), changes arising from the application of purchase accounting to the January 2000 business combination transactions, and changes arising from our issuance or repurchase of equity at prices other than book value. Changes in book value during any period of less than one year will be determined by proration (or by applying such other method as we may select).

   The Per Share Book Values as of December 31, 2001 were (a) $26.30 for shares of Common Stock that the former stockholders of The Leo Group acquired on January 31, 2000 and (b) $7.38 for shares of Common Stock that the former stockholders of The MacManus Group acquired on January 31, 2000. In each case, the Per Share Book Value has increased by $3.75 per share over the twelve months ended December 31, 2001. The corresponding Per Share Book Values as of December 31, 2000 were (x) $22.55 for the shares of Common Stock that the former stockholders of The Leo Group acquired in the business combination and
(y) $3.63 for the shares of Common Stock that the former stockholders of The MacManus Group acquired in the business combination.

  Payment of the Repurchase Price

   The Stock Purchase Agreement permits us to pay the repurchase price for shares in four equal annual installments, together with interest. If, in any fiscal year, several former stockholders are entitled to receive such installment payments, and the total amount of all payments due to former stockholders would exceed 50% of our consolidated net income for that year, then we may reduce the amount paid to each former stockholder during the year accordingly. The right of former stockholders to receive payment for shares that we have repurchased is also subordinate to claims by the government for taxes due and claims of our trade creditors, bank lenders, and other creditors.

  Effect of a Merger or Consolidation

   The Stock Purchase Agreement provides that, in the event of a merger or consolidation involving Bcom3, payment to a stockholder of the Per Share Book Value of his or her shares shall be deemed to constitute payment of the fair market value of such shares for the purpose of the stockholder's statutory appraisal rights.

  Restrictive Covenants

   The Stock Purchase Agreement contains noncompete, nonsolicitation, confidentiality, and other restrictive covenants, which are applicable to our stockholders while they are employees of Bcom3 and its various subsidiaries, and also for various specified or indefinite periods thereafter should they cease to be our employees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Investments by Dentsu

   As noted above, we have a strategic relationship with Dentsu, the largest full-service advertising and marketing communications services company in Japan and throughout Asia, and the single largest advertising agency brand in the world, in each case based on revenues. This strategic relationship is focused on aligning with Dentsu to serve significant Dentsu clients in markets outside of Japan and Asia, as well as on increasing our own presence in Japan. As part of the strategic relationship, Dentsu purchased approximately 20% of our Common Stock (measured after dilution for our management equity incentive plan) in March 2000 as an equity investment. Dentsu also shares certain intellectual property and know-how with us. During 2001 we merged our operations in Japan with certain Dentsu operations to form Beacon Communications. We hold a majority interest in Beacon Communications. In Australia, we recently purchased certain advertising and media services businesses from Dentsu for approximately $13.0 million and combined them with our own operations.

   In connection with its investment, Dentsu obtained certain contractual preemptive rights. These preemptive rights essentially give Dentsu the ability to maintain its level of ownership in Bcom3 by electing to participate on a pro rata basis alongside third parties that acquire our Common Stock in certain future transactions.

   Dentsu also agreed not to transfer its Class B Common Stock, other than intercompany transfers to its affiliates, transfers to the public after an initial public offering, and transfers to certain permitted third party institutional investors. We have granted Dentsu certain registration rights, applicable in the event we have had an initial public offering and Dentsu thereafter wishes to sell some or all of its shares to the public.

   Dentsu has also agreed to certain standstill provisions, which preclude it from proposing, initiating, or participating in specified unsolicited change of control transactions.

   As long as Dentsu's Class B Common Stock comprises at least 15% of our total Common Stock, Dentsu will have:

  . the right to elect, remove, and replace two of our six Directors (or, if we ever have more than six Directors, then one third of our Directors rounded up to the next whole number);

  . the right to name one member to each principal Committee of our Board of Directors; and

  . the right to veto certain extraordinary transactions (including acquisitions of, investments in, or strategic alliances with certain specified competitors, dispositions of certain significant business units, dismissal or appointment of our Chief Executive Officer, replacement of our external auditors, material transactions with our insiders, and certain issuances of our Common Stock).

   So long as Dentsu's Class B Common Stock comprises at least 15% of our Common Stock, Dentsu will have a right of first offer with respect to any transaction that would result in a change of control of Bcom3 on or before March 14, 2005.

   If Dentsu's Class B Common Stock ever comes to comprise less than 15%, but still comprises at least 5%, of our total Common Stock, then Dentsu will have the right to elect, remove, and replace one of our six Directors (or, if we ever have more than six Directors, then one sixth of our Directors rounded up to the next whole number) and the right to name one member to each principal Committee of our Board of Directors.

   Dentsu will also have certain information and inspection rights, so long as its Class B Common Stock comprises at least 5% of our Common Stock.

   As discussed more fully under Item 7 above, on March 7, 2002, we entered into an agreement with Dentsu in connection with our proposed merger with Publicis Groupe S.A.

Novo Rescission

   In January 2000, before the business combination in which Bcom3 was formed, a subsidiary of The MacManus Group sold a portion of its shareholdings in a majority-owned subsidiary called Novo MediaGroup to 25 managers of The MacManus Group and its operating units (including Messrs. Bostock and Brown), in return for consideration consisting of cash and non-recourse promissory notes. In March 2001, we notified all of these managers that we were offering to rescind the original transaction, in order to regain majority ownership and control of Novo MediaGroup, and also in order to avoid certain potential disputes with the managers. All 25 of the managers accepted our rescission offer, with the result that we refunded each manager's original cash consideration and cancelled his or her promissory note. Messrs. Bostock and Brown received cash refunds in the respective amounts of $1,152,500 and $1,150,195, and we cancelled their promissory notes in the respective principal amounts of $1,152,500 and $1,154,805. For all 25 managers as a group, the total cash refunded was $10,733,595, and the total principal amount of the cancelled notes was $10,738,655.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statement Schedules

   The information required by this Item is presented in this report beginning on Page F-1.

Exhibits

   The exhibit numbers used below are the numbers assigned in Item 601 of Regulation S-K and the EDGAR Filer Manual. Except as set forth below, all of the exhibits were previously filed with the original filing of our Form 10 on April 30, 2001 and were listed with the same exhibit numbers. Each exhibit is hereby incorporated by reference into this document.

Exhibit
Number                                       Description of Exhibit
------                                       ----------------------
  2.1   Agreement and Plan of Merger, dated as of December 30, 1999, by and among BDM, Inc. (now known as Bcom3 Group, Inc.), The Leo Group, Inc., The MacManus Group, Inc., TLG Acquisition Corp., and
        TMG Acquisition Corp.

  2.2   Agreement and Plan of Merger dated as of March 7, 2002 among Publicis Groupe S.A., Philadelphia
        Merger Corp., Philadelphia Merger LLC and Bcom3 Group, Inc. (incorporated by reference to Exhibit
        2.1 of our Current Report filed on Form 8-K on March 14, 2002)

  2.3   Agreement and Plan of Merger dated as of March 7, 2002 among Bcom3 Group, Inc., Boston Three
        Corporation and Dentsu Inc. (incorporated by reference to Exhibit A to Exhibit 2.1 of our Current
        Report filed on Form 8-K on March 14, 2002)

  3.1   Amended and Restated Certificate of Incorporation of Bcom3 Group, Inc.

  3.2   Bylaws of Bcom3 Group, Inc.

  4.1   Form of Stock Purchase Agreement

  9.1   Amended and Restated Voting Trust Agreement, dated as of April 18, 2001, among the owners of shares of Common Stock of Bcom3 Group, Inc. and the voting trustees named therein

 10.1   Investment Agreement, dated as of March 14, 2000, between Dentsu Inc. and BDM, Inc. (now known as Bcom3 Group, Inc.)

 10.2   Registration Rights Agreement, dated as of March 14, 2000, between BDM, Inc. (now known as
        Bcom3 Group, Inc.) and Dentsu Inc.

 10.3   Amended and Restated Lease, dated as of December 15, 1997, between 35 West Wacker Venture,
        L.L.C. and Leo Burnett Company, Inc.

 10.4   Lease, dated as of October 21, 1987, between Broadway 52nd Associates and D'Arcy Masius Benton &
        Bowles
 10.5   Employment Agreement, dated as of January 1, 2001, among Roger A. Haupt, Bcom3 Group, Inc., Leo
        Burnett Worldwide, Inc., and Leo Burnett USA, Inc.

Exhibit
Number                                         Description of Exhibit
------                                         ----------------------

 10.6   Management Transition Agreement, dated as of December 14, 2000, between Roy J. Bostock and
        Bcom3 Group, Inc.

 10.7   Management Transition Agreement, dated as of December 22, 2000, between Richard B. Fizdale and
        Bcom3 Group, Inc.

 10.8   Amended and Restated Salary Continuation Agreement, dated as of December 29, 1995, and as further amended by letter agreement dated as of June 21, 1999, between Roy J. Bostock and The MacManus
        Group, Inc. (formerly known as D'Arcy Masius Benton & Bowles, Inc.)

 10.9   Amended and Restated Salary Continuation Agreement, dated as of December 29, 1995, and as further amended by letter agreement dated as of September 24, 1999, between Craig D. Brown and The
        MacManus Group, Inc. (formerly known as D'Arcy Masius Benton & Bowles, Inc.)

 10.10  Letter agreement, dated as of March 19, 1993, between Roger A. Haupt and Leo Burnett Company,
        Inc., regarding his Executive Employment Consultancy Arrangement

 10.11  Letter agreement, dated as of March 19, 1993, between Richard B. Fizdale and Leo Burnett Company,
        Inc., regarding his Executive Employment Consultancy Arrangement

 10.12  Letter agreement, dated as of January 22, 1999, between Christian E. Kimball and Leo Burnett
        Company, Inc., regarding his Executive Employment Consultancy Arrangement

 10.13  Letter agreement, dated as of March 2, 2001, between Roy J. Bostock and N.W. Ayer Communications,
        Inc., regarding rescission of a transaction involving Novo Media Group, Inc. stock

 10.14  Letter agreement, dated as of March 2, 2001, between Craig D. Brown and N.W. Ayer
        Communications, Inc., regarding rescission of a transaction involving Novo Media Group, Inc. stock

 10.15  Amended and Restated Employment Agreement, dated as of January 1, 1999, between Craig D. Brown and The MacManus Group, Inc. (formerly known as D'Arcy Masius Benton & Bowles, Inc.) (filed herewith)

 10.16  Employment Agreement, dated as of August 17, 2001, between Eileen A. Kamerick and Bcom3 Group,
        Inc. and Leo Burnett USA, Inc. (filed herewith)

 10.17  Employment Agreement, dated as of October 30, 2000, between Elizabeth L. Reeves and Bcom3
        Group, Inc. (filed herewith)

 10.18  Change in Control Agreement, dated as of February 27, 2002, between Craig D. Brown and Bcom3
        Group, Inc. (filed herewith)

 10.19  Change in Control Agreement, dated as of January 17, 2002, between Eileen A. Kamerick and Bcom3
        Group, Inc. (filed herewith)

 10.20  Change in Control Agreement, dated as of February 18, 2002, between Christian E. Kimball and
        Bcom3 Group, Inc. (filed herewith)

 10.21  Change in Control Agreement, dated as of January 11, 2002, between Elizabeth L. Reeves and Bcom3
        Group, Inc. (filed herewith)

 21.1   Subsidiaries of Bcom3 Group, Inc. (filed herewith)

 23.1   Consent of Arthur Andersen LLP (filed herewith)

 99.1   2000 Long-Term Equity Incentive Plan of Bcom3 Group, Inc.

 99.2   2000 Long-Term Equity Incentive Plan as Amended and Restated as of January 1, 2001 (incorporated by reference to Exhibit 99.2 to Amendment No. 2 to our Registration Statement on Form 10 filed on
        August 8, 2001)

 99.3   Bcom3 2001 California Stock Option Plan (incorporated by reference to Exhibit 4.4 of our Registration
        Statement on Form S-8 filed on August 28, 2001)

 99.4   Letter to Commission Pursuant to Temporary Note 3T, dated March 27, 2002 (filed herewith)

Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BCOM 3 GROUP, INC.
March 27, 2002
                                          By:      /S/  EILEEN A. KAMERICK
                                              ----------------------------------
                                                      Eileen A. Kamerick
                                                 Executive Vice President and
                                                   Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                       Title                         Date
          ---------                       -----                         ----
     /S/  ROGER A. HAUPT      Chairman and Chief Executive          Dated: March 27, 2002
-----------------------------   Officer and Director
       Roger A. Haupt

     /S/  CRAIG D. BROWN      President and Chief Operating         Dated: March 27, 2002
-----------------------------   Officer and Director
       Craig D. Brown

   /S/  EILEEN A. KAMERICK    Executive Vice President and          Dated: March 27, 2002
-----------------------------   Chief Financial Officer
     Eileen A. Kamerick

     /S/  ROY J. BOSTOCK      Director                              Dated: March 27, 2002
-----------------------------
       Roy J. Bostock

   /S/  RICHARD B. FIZDALE    Director                              Dated: March 27, 2002
-----------------------------
     Richard B. Fizdale

      /S/  NAOKI KOBUSE       Director                              Dated: March 27, 2002
-----------------------------
        Naoki Kobuse

      /S/  FUMIO OSHIMA       Director                              Dated: March 27, 2002
-----------------------------
        Fumio Oshima

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                    Page
                                                                                                    ----
Bcom3 Group, Inc. and Subsidiaries
   Report of Management............................................................................ F-2
   Report of Independent Public Accountants........................................................ F-3
   Consolidated Balance Sheets as of December 31, 2001 and 2000.................................... F-4
   Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000............ F-5
   Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 2001 and 2000.. F-6
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2001 and 2000............ F-7
   Notes to Consolidated Financial Statements...................................................... F-8
   Quarterly Results of Operations (Unaudited)..................................................... F-27
Leo Burnett Worldwide, Inc. (formerly known as The Leo Group, Inc.)
   Report of Independent Public Accountants........................................................ F-28
   Consolidated Balance Sheets as of December 31, 1999 and 1998.................................... F-29
   Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997.......... F-30
   Consolidated Statements of Shareholders' Investment for the Years Ended December 31, 1999, 1998
     and 1997...................................................................................... F-31
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997...... F-32
   Notes to Consolidated Financial Statements...................................................... F-33
The MacManus Group, Inc. and Subsidiaries
   Report of Independent Public Accountants........................................................ F-48
   Consolidated Balance Sheets as of December 31, 1999 and 1998.................................... F-49
   Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997...... F-50
   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999,
      1998 and 1997................................................................................ F-51
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997...... F-52
   Notes to Consolidated Financial Statements...................................................... F-53

Schedule II--Valuation and Qualifying Accounts..................................................... S-1

                             REPORT OF MANAGEMENT

   The consolidated financial statements and other information included in this Form 10-K have been prepared by management, which is responsible for its fairness, integrity and objectivity. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States applied on a basis consistent with prior years and, where necessary, include amounts that are based on management's informed judgments and estimates. The financial information contained elsewhere in this Form 10-K has been prepared in a manner consistent with the preparation of the consolidated financial statements.

   The Company's system of internal controls is a major element in management's responsibility to provide a fair presentation of the financial statements. The system is designed to provide reasonable assurance that the Company's assets are safeguarded, that transactions are properly recorded and executed in accordance with management's authorization, that material errors are prevented or detected within a timely period, and that records are sufficient to produce reliable financial reports.

   Elements of these control systems are the establishment and communication of accounting and administrative policies and procedures and the selection and training of qualified personnel.

   The Audit Committee meets periodically with representatives of financial management and the independent public accountants to assure that each is properly discharging their responsibilities. In order to assure complete independence, the Audit Committee communicates directly and separately with the independent public accountants and financial management to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.


             ROGER A. HAUPT                     EILEEN A. KAMERICK
     -----------------------------        ------------------------------
             Roger A. Haupt                     Eileen A. Kamerick
              Chairman and                 Executive Vice President and
        Chief Executive Officer              Chief Financial Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Bcom3 Group, Inc.:

   We have audited the accompanying consolidated balance sheets of Bcom3 Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bcom3 Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 4, 2002 (except with respect to
the matters discussed in Note 20,
as to which the date is March 7, 2002)

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                           December 31,
                                                                                      ----------------------
                                                                                         2001        2000
                                                                                      ----------  ----------
                                    A S S E T S
                                    -----------
Current assets:
   Cash and cash equivalents......................................................... $  227,735  $  598,159
   Accounts receivable (less allowance for doubtful accounts of $39,055 and $41,541,
     respectively)...................................................................  1,649,273   1,618,925
   Production expenditures billable to clients.......................................    213,527     186,292
   Prepaid expenses and other assets.................................................    105,309     133,642
                                                                                      ----------  ----------
      Total Current Assets...........................................................  2,195,844   2,537,018
Property and equipment...............................................................    702,456     612,904
Less: Accumulated depreciation and amortization......................................    326,014     260,210
                                                                                      ----------  ----------
      Property and equipment, net....................................................    376,442     352,694
Goodwill (less accumulated amortization of $120,607 and $65,074, respectively).......  1,304,723   1,266,955
Other................................................................................    229,430     277,212
                                                                                      ----------  ----------
      Total Assets................................................................... $4,106,439  $4,433,879
                                                                                      ==========  ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY
                        ------------------------------------
Current liabilities:
   Trade accounts payable............................................................ $1,760,177  $1,631,048
   Short-term borrowings.............................................................     39,393      39,826
   Current portion of long-term debt.................................................      6,016      57,376
   Accrued expenses and other payables...............................................    531,913     544,652
                                                                                      ----------  ----------
      Total Current Liabilities......................................................  2,337,499   2,272,902
Long-term debt.......................................................................      9,450     389,128
Real estate finance obligation.......................................................    187,714     195,321
Deferred compensation and accrued retirement benefits................................    110,309     117,749
Other long-term liabilities..........................................................    105,286     118,677
Deferred rent........................................................................     31,358      29,003
                                                                                      ----------  ----------
                                                                                         444,117     849,878
Minority interest....................................................................     18,047      14,141
Commitments and contingencies........................................................
Mandatorily redeemable stock.........................................................    301,494     239,126
Stockholder's equity:
   Common Stock, Class B, $.01 par value, 10,000,000 shares authorized,
     4,284,248 and 4,274,248 shares issued and outstanding at December 31,
     2001 and 2000, respectively.....................................................         43          43
   Additional paid-in capital........................................................  1,187,279   1,185,979
   Retained deficit..................................................................   (174,048)   (124,332)
   Accumulated other comprehensive loss..............................................     (7,605)     (3,858)
                                                                                      ----------  ----------
                                                                                       1,005,669   1,057,832
   Unearned compensation.............................................................       (387)         --
                                                                                      ----------  ----------
      Total Stockholder's Equity.....................................................  1,005,282   1,057,832
                                                                                      ----------  ----------
      Total Liabilities and Stockholder's Equity..................................... $4,106,439  $4,433,879
                                                                                      ==========  ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                         Years Ended December 31,
                                                                         -----------------------
                                                                            2001         2000
                                                                         ----------   ----------
Revenues................................................................ $1,917,343   $1,833,727
Operating expenses:
   Compensation and employee benefits...................................  1,142,398    1,134,699
   Other general expenses...............................................    320,567      330,836
   Office and related expenses..........................................    151,933      135,040
   Depreciation and amortization........................................    148,866      129,016
   Nonrecurring charge..................................................         --       71,889
   Restructuring and other special charges..............................     20,252           --
                                                                         ----------   ----------
       Total operating expenses.........................................  1,784,016    1,801,480
Operating income........................................................    133,327       32,247
Other income (expense):
   Interest income......................................................     22,443       34,487
   Interest expense.....................................................    (44,007)     (58,555)
   Foreign currency loss................................................     (1,254)      (2,980)
   Other income.........................................................         --          193
                                                                         ----------   ----------
       Total other expense..............................................    (22,818)     (26,855)
                                                                         ----------   ----------
Income before income taxes..............................................    110,509        5,392
Income taxes............................................................     72,913       66,643
                                                                         ----------   ----------
Income (loss) after income taxes........................................     37,596      (61,251)
Minority interest.......................................................    (10,973)      (8,288)
Equity in (loss) income of affiliates...................................       (542)       3,926
                                                                         ----------   ----------
Net income (loss)....................................................... $   26,081   $  (65,613)
                                                                         ==========   ==========
Net loss per common share:
Net income (loss)....................................................... $  $26,081   $  (65,613)
Exclude:
   Net income allocable to Mandatorily redeemable Class A common shares.    (74,729)     (58,719)
                                                                         ----------   ----------
Loss allocable to Class B common shares................................. $  (48,648)  $ (124,332)
                                                                         ==========   ==========
Weighted average Class B common shares outstanding......................  4,281,289    3,421,734
                                                                         ==========   ==========
Loss per Class B common share........................................... $   (11.36)  $   (36.34)
                                                                         ==========   ==========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    Years Ended December 31, 2001 and 2000
                       (In thousands, except share data)

                                                                                     Loans to                Accumulated
                                                                       Additional  Stockholders Retained        Other
                               Comprehensive   Number      Par Value--  Paid-In     for Stock   Earnings    Comprehensive
                               Income (Loss)  of Shares       $.01      Capital       Sales     (Deficit)   Income (Loss)
                               ------------- -----------   ----------- ----------  ------------ ---------   -------------
Balance, December 31,
 1999.........................                10,108,405      $ 100    $  126,800    $(5,600)   $  64,200     $  9,598
Allocation of balances to
 Mandatorily redeemable
 stock........................                        --       (100)     (126,800)     5,600      (64,200)      (9,598)
                                             -----------      -----    ----------    -------    ---------     --------
Balance, January 1,
 2000.........................                10,108,405         --            --         --           --           --
Net loss......................   $(65,613)                                                        (65,613)
Other comprehensive loss:
 Unrealized loss on
  investments (net of tax
  benefit of $225)............       (417)                                                                        (417)
 Foreign currency translation
  (net of tax benefit of
  $2,010).....................    (22,063)                                                                     (22,063)
 Minimum pension liability....        310                                                                          310
                                 --------
Comprehensive loss............   $(87,783)
                                 ========
Repayment of loans to
 stockholders.................                                                         5,600
Issuance of Class B shares....                 4,274,248         43       485,994
Shares issued for acquisitions                 6,013,300         60       701,733
Stock repurchases.............                  (718,758)        (7)       (3,780)
Allocation to Mandatorily
 redeemable stock.............               (15,402,947)       (53)        2,032     (5,600)     (58,719)      18,312
                                             -----------      -----    ----------    -------    ---------     --------
Balance, December 31,
 2000.........................                 4,274,248     $  43...  $1,185,979    $    --    $(124,332)    $ (3,858)
                                             -----------      -----    ----------    -------    ---------     --------
Net income....................   $ 26,081                                                          26,081
Other comprehensive income:
 Unrealized loss on
  investments (net of tax
  benefit of $1,133)..........     (1,700)                                                                      (1,700)
 Foreign currency translation
  (net of tax benefit of
  $3,553).....................    (12,560)                                                                     (12,560)
 Minimum pension liability
  (net of tax benefit of
  $1,336).....................     (2,985)                                                                      (2,985)
                                 --------
Comprehensive income..........   $  8,836
                                 ========
Dividends paid................                                                                     (4,919)
Employee loans to purchase
 stock........................                                                           (86)
Issuance of Class B shares....                    10,000         --         1,300
Shares issued for acquisitions
 and other....................                    44,500         --         7,146
Stock repurchases.............                  (152,613)        (2)       (2,070)
Allocation to Mandatorily
 redeemable stock.............                   108,113          2        (5,076)        86      (70,878)      13,498
                                             -----------      -----    ----------    -------    ---------     --------
Balance, December 31,
 2001.........................                 4,284,248      $  43    $1,187,279    $    --    $(174,048)    $ (7,605)
                                             ===========      =====    ==========    =======    =========     ========

                               Mandatorily
                               Redeemable
                                  Stock
                               -----------
Balance, December 31,
 1999.........................  $     --
Allocation of balances to
 Mandatorily redeemable
 stock........................   195,098
                                --------
Balance, January 1,
 2000.........................   195,098
Net loss......................
Other comprehensive loss:
 Unrealized loss on
  investments (net of tax
  benefit of $225)............
 Foreign currency translation
  (net of tax benefit of
  $2,010).....................
 Minimum pension liability....

Comprehensive loss............

Repayment of loans to
 stockholders.................
Issuance of Class B shares....
Shares issued for acquisitions
Stock repurchases.............
Allocation to Mandatorily
 redeemable stock.............    44,028
                                --------
Balance, December 31,
 2000.........................  $239,126.
                                --------
Net income....................
Other comprehensive income:
 Unrealized loss on
  investments (net of tax
  benefit of $1,133)..........
 Foreign currency translation
  (net of tax benefit of
  $3,553).....................
 Minimum pension liability
  (net of tax benefit of
  $1,336).....................

Comprehensive income..........

Dividends paid................
Employee loans to purchase
 stock........................
Issuance of Class B shares....
Shares issued for acquisitions
 and other....................
Stock repurchases.............
Allocation to Mandatorily
 redeemable stock.............    62,368
                                --------
Balance, December 31,
 2001.........................  $301,494
                                ========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                      Years Ended December 31,
                                                                                      -----------------------
                                                                                         2001          2000
                                                                                       ---------    ---------
Cash Flows from Operating Activities
   Net income (loss)................................................................. $  26,081     $ (65,613)
   Reconciliation of net income (loss) to net cash provided by operating activities:
       Depreciation and amortization.................................................   148,866       129,016
       Provision for doubtful accounts...............................................    13,598        16,219
       Non-cash portion of restructuring and other special charges...................    17,712            --
       Net loss on divestments.......................................................       817            --
       Decrease in deferred compensation and accrued retirement benefits.............   (10,406)       (3,506)
       Dividends in excess of earnings in affiliates.................................     6,423           859
       Minority interest.............................................................    10,973         8,288
   Changes in operating assets and liabilities, net of effects from acquisitions:
       Decrease/(increase) in accounts receivable....................................    57,056      (151,752)
       (Increase)/decrease in production expenditures billable to clients............   (31,303)        1,499
       Increase in trade accounts payable............................................    39,783       139,685
       Decrease in accrued expenses and other payables...............................   (86,792)      (55,955)
       Increase/(decrease) in accrued income taxes...................................    19,292        (9,358)
       Decrease/(increase) in prepaid expenses and other current assets..............    42,944       (15,215)
       Decrease in other assets......................................................     3,863         7,864
                                                                                       ---------    ---------
          Net Cash Provided by Operating Activities..................................   258,907         2,031
                                                                                       ---------    ---------
Cash Flows from Investing Activities
   Business acquisitions, net of cash acquired.......................................   (75,246)      (32,769)
   Expenditures for property and equipment...........................................   (83,061)      (91,670)
   Proceeds from sale of assets......................................................     3,553         7,982
   Cash acquired in MacManus acquisition.............................................        --        50,583
                                                                                       ---------    ---------
          Net Cash Used in Investing Activities......................................  (154,754)      (65,874)
                                                                                       ---------    ---------
Cash Flows from Financing Activities
   Dividends paid to minority stockholders...........................................    (6,862)       (7,149)
   Dividends paid on Common Stock....................................................    (4,919)           --
   Repayment of short-term borrowings................................................    (9,388)      (70,719)
   Proceeds from long-term debt......................................................     6,119       153,352
   Repayment of long-term debt.......................................................  (451,960)      (68,269)
   Repayment of stockholder loans....................................................        --         5,600
   Proceeds from sales of stock......................................................     2,746       486,037
   Redemptions of stock..............................................................    (2,072)      (32,284)
   Other.............................................................................      (387)           --
                                                                                       ---------    ---------
          Net Cash (Used in)/Provided by Financing Activities........................  (466,723)      466,568
                                                                                       ---------    ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents.........................    (7,854)       (7,084)
                                                                                       ---------    ---------
Net (Decrease)/Increase in Cash and Cash Equivalents.................................  (370,424)      395,641
Cash and Cash Equivalents, Beginning of Year.........................................   598,159       202,518
                                                                                       ---------    ---------
Cash and Cash Equivalents, End of Year............................................... $ 227,735     $ 598,159
                                                                                       =========    =========

Supplemental Cash Flow Information
Income taxes paid.................................................................... $  26,757     $  77,367
                                                                                       =========    =========
Interest paid........................................................................ $  26,827     $  58,321
                                                                                       =========    =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of the Business and Basis of Presentation

   Bcom3 Group, Inc. and subsidiaries ("Bcom3" or the "Company") is one of the world's leading advertising and marketing communications services holding companies. The Company was created through the business combination of Leo Burnett Worldwide, Inc. ("Leo Burnett," formerly known as The Leo Group, Inc.) and The MacManus Group, Inc. ("MacManus") on January 31, 2000. The Company's service offerings include creation and production of advertising; branding and brand building; strategic media planning and buying; marketing research and consultation; public relations; healthcare marketing and communications; multicultural and urban marketing; direct and database marketing; interactive and digital communications; financial and business-to-business advertising; directory advertising; field marketing; integrated merchandising and sales promotion programs; sports and event marketing; telemarketing; new product design and development; package design; and internet and digital media development.

   The Company has operations in the United States, Europe, Asia Pacific, Latin America, Canada, the Middle East and Africa.

   The consolidated financial statements include the financial statements of Bcom3 and its domestic and international subsidiaries. All significant intercompany balances and transactions have been eliminated. These statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects of the information contained therein.

2.  Summary of Significant Accounting Policies

  Cash and Cash Equivalents

   Cash and cash equivalents consist of highly liquid instruments with original maturities, when purchased, of three months or less. These investments are stated at cost, which approximates fair value.

  Allowance for Doubtful Accounts

   Accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts is determined through a specific identification process whereby management assesses the collectability of receivables based in part on the financial condition of the client.

  Production Expenditures Billable to Clients

   Production expenditures billable to clients consist principally of costs incurred in providing communications services to clients. Such amounts are generally billed to clients when services are rendered, when costs are incurred for radio and television production and when print production is completed.

  Property and Equipment

   Property and equipment is stated at cost, net of accumulated depreciation. Expenditures for repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable assets, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Most property and equipment is depreciated utilizing the straight-line method over the estimated useful lives of the depreciable assets, which range from 10 to 40 years for buildings and improvements, and three to 10 years for furniture and equipment. Costs associated with the acquisition or development of software for internal use are capitalized in accordance with the provisions of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Most capitalized software costs are amortized on a straight-line basis over three to five years. Capitalized software costs include expenditures for purchased software and for the design, development and testing of new systems. Expenditures for consulting, training and reengineering efforts are expensed as incurred. Leasehold improvements are amortized over their estimated useful lives or over the terms of the lease, whichever is shorter, on a straight-line basis.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

  Intangibles

   The Company makes acquisitions consistent with its strategy of enhancing the value of its services capabilities and expanding its current ongoing client relationships. The goodwill that results from these acquisitions primarily represents acquisition costs in excess of fair value of tangible net assets and identifiable intangible assets that are acquired in each transaction. Goodwill consists primarily of the know-how, reputation, experience and geographic location of the purchased businesses. Goodwill is amortized on a straight-line basis over periods up to 25 years.

   Included in "Other" assets is approximately $33.9 million and $44.9 million of unamortized value ascribed to the customer base as of December 31, 2001 and 2000, respectively, and $2.6 million and $5.1 million, of unamortized value ascribed to the assembled workforce as of December 31, 2001 and 2000, respectively, which were acquired in the business combination between Leo Burnett and MacManus. These amounts are being amortized on a straight-line basis over five years and three years for customer base and assembled workforce, respectively. The amount attributable to customer base represents the value of the established relationships that the Company has with its current clients. The value attributable to the assembled workforce was determined based upon the estimated replacement cost of the key members of the management team.

   In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," the Company has assessed each of its acquisitions since July 1, 2001 for any identifiable intangible assets. The Company has identified $0.3 million of value which has been ascribed to non-compete and non-solicit agreements related to these acquisitions. The asset is being amortized on a straight-line basis over five years.

   The Company periodically assesses the value of its intangible assets and to the extent an impairment of these assets is identified, a write-down is recorded.

   Amortization expense related to intangible assets in the accompanying consolidated income statements totaled $78.3 million and $71.5 million for the years ended December 31, 2001 and 2000, respectively.

  Measurement of Impairment

   In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on property and equipment used in operations, goodwill and intangible assets when events and circumstances indicate the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value.

  Financial Instruments

   The Company manages its exposure to fluctuations in foreign currency exchange rates and interest rates, primarily through the use of foreign exchange contracts and interest rate swaps. The estimated fair values of derivative positions represent the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk. While investing in these financial instruments, the Company does not make any speculative investment decisions.

  Deferred Compensation

   The Company has certain compensation plans, which enable eligible employees to defer a portion of their compensation into future periods. Amounts related to these compensation arrangements are charged to expense as the related services are performed.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

  Loss Lease Provisions

   The Company will record a loss lease provision when it decides to abandon or sublet rented office space. This provision will be equal to the lesser of the difference between the Company's rent expense per the lease agreement less any expected sublease income to be received during the remaining term of the lease or any penalties which result from lease cancellation. The Company will also evaluate the realizability of any leasehold improvements associated with the space and record a provision if the Company will not be able to recover its remaining book value through sublease income.

  Income Taxes

   Deferred income taxes are provided for the temporary difference between the financial reporting basis and tax basis of the Company's assets and liabilities.

  Investments in Affiliates

   Investments in affiliated companies are accounted for by the equity method. The equity method is used when the Company has a 20% to 50% ownership interest and where significant influence over the operating and financial policies of these investments exist. All other investments are generally accounted for under the cost method.

  Foreign Currency Translation

   The Company's consolidated financial statements are prepared in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of the Company's foreign subsidiaries, other than those located in highly inflationary countries, are translated at current exchange rates, while income and expense are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine foreign currency gains and losses resulting from financial statement translation. Resulting translation gains and losses are reported as a component of stockholder's equity except for those associated with highly inflationary countries, which are reported directly in the accompanying consolidated statement of operations. Certain of the Company's intercompany loans with international subsidiaries are of a long-term investment nature since settlement is not planned or anticipated in the foreseeable future. Accordingly, related gains or losses are reported and accumulated in the same manner as currency translation adjustments. Foreign currency transaction gains and losses are included in the determination of net income.

  Earnings Per Share

   Basic and diluted loss per common share is calculated by dividing net income, reduced by $74.7 million and $58.7 million of income allocable to Mandatorily redeemable stock for the years ended December 31, 2001 and 2000, respectively, by the weighted average number of Class B common shares outstanding during each respective period. For the years ended December 31, 2001 and 2000, the weighted average number of Class B common shares used in the earnings per share calculation is 4,281,289 and 3,421,734, respectively. No Class B common shares existed prior to March 2000.

  Revenue Recognition

   Substantially all revenue is derived from fees for services and for production of advertisements. Additionally, revenue is derived from commissions for placement of advertisements in various media. Revenue is recognized when the service is performed in accordance with the terms of the contractual arrangement and collection is reasonably assured.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and required adoption no later than the fourth quarter of fiscal 2000. During 2000, the Company adopted SAB No. 101, which did not have a material impact on the Company's consolidated financial position or results of operations.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

  Use of Estimates

   The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates and assumptions regarding certain types of assets, liabilities and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

  Reclassifications

   Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

  Recent Accounting Principles

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either (1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 137 deferred the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS No. 138"). This statement amended certain paragraphs within SFAS No. 133. The Company adopted SFAS No. 133 and SFAS No. 138 effective January 1, 2001. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material effect on the Company's consolidated financial position or results of operations.

   In April 2001, the Emerging Issues Task Force ("EITF") issued Topic D-96, "Accounting for Management Fees Based on a Formula." This pronouncement provides guidance on revenue recognition under arrangements that contain performance-based incentive fees that are not finalized until the end of a period of time specified in the arrangement and gives the Company the option to recognize the related revenue at the end of the contract year or alternatively recognize revenue due at any point in time as if the contract were terminated at the given reporting period date. The Company will adopt this pronouncement beginning January 1, 2002. The Company does not anticipate that this will have a material impact on its consolidated financial position or results of operations.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for by the purchase method and that intangible assets acquired in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 141 became effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

   SFAS No. 141 has been adopted by the Company effective July 1, 2001 and has not had a material impact on the Company's consolidated financial position or results of operations. The Company will adopt the provisions of SFAS No. 142 beginning in the first quarter of 2002. The full impact of adoption of the provisions of SFAS No. 142 is yet to be determined; however, annual amortization expense recorded in 2001 related to goodwill and intangible assets was $60.1 million and $18.4 million, respectively. SFAS No. 142 also contains certain transition provisions that apply to acquisitions completed after June 30, 2001. The adoption of the transition provisions has not had a material effect on the Company's consolidated financial position or results of operations.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value of the obligation can be made. The adoption of the provisions of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) or assets to be disposed of. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

   In November 2001, the EITF issued Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." This pronouncement provides guidance on the accounting treatment in the income statement for reimbursements received for out-of-pocket expenses incurred, and is effective for all financial reporting periods beginning after December 15, 2001. The Company is currently in the process of quantifying the financial impact of the application of this pronouncement on its revenues and will adopt the provisions of this pronouncement beginning in the first quarter of 2002. The adoption of its provisions will have no impact on the Company's consolidated financial position. Beginning in 2002, the Company's statement of operations will include a gross revenue and cost of sales account, however this will have no impact on the Company's net income.

3.  Acquisitions

   All acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the dates of the acquisition.

   On January 27, 2000, the shareholders of Leo Burnett approved a business combination with MacManus to create Bcom3 and on January 31, 2000, the business combination occurred. Pursuant to the business combination, all of Leo Burnett's approximately 9.5 million outstanding shares were exchanged for the same number of shares in Bcom3; MacManus' shareholders exchanged approximately 700,000 outstanding shares for approximately 6.0 million shares of Bcom3 based on an exchange ratio of 8.6:1. For accounting purposes, Leo Burnett was deemed to be the acquirer principally because of the greater number of Bcom3 shares expected to be received by the stockholders of Leo Burnett. The purchase price plus the liabilities assumed exceeded the fair value of the tangible assets and identified intangible assets acquired by approximately $1,240 million (goodwill). The goodwill is being amortized over a period of 25 years on a straight-line basis.

   During 2001 and 2000, the Company acquired other advertising and marketing communications services businesses or interests in other advertising and marketing communications services businesses for total cash

                      BCOM3 GROUP, INC. AND SUBSIDIARIES
consideration of $75.2 million and $32.8 million, respectively. These acquisitions were accounted for under the purchase method and have been included in the Company's consolidated results of operations since the date of acquisition. The historical and pro forma impact of these individual acquisitions on 2001 and 2000 results, respectively, were not significant.

   Certain acquisitions completed in 2001 and 2000 require payments in future years to the former owners of the acquired companies based on the acquired companies' future revenue and/or profits, as defined in the acquisition agreements. In 2001 and 2000, the Company recorded $8.0 million and $29.2 million, respectively, as additional purchase price or compensation expense related to acquisitions.

4.  Fair Value of Financial Instruments

   The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 (in thousands):

                                                2001               2000
                                          ----------------- ------------------
                                          Carrying  Fair    Carrying   Fair
                                           Amount   Value    Amount    Value
                                          -------- -------- --------  --------
Cash and cash equivalents................ $227,735 $227,735 $598,159  $598,159
Investments
   Equity in marketable securities.......    1,138    1,138    3,134     3,134
   Equity investments including goodwill.   51,985   51,985   94,947    94,947
Short-term borrowings....................   39,393   39,393   39,826    39,826
Long-term debt...........................   15,466   15,466  446,504   446,504
Foreign exchange contracts...............       23       23     (256)     (256)

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and cash equivalents

   Cash and cash equivalents consist primarily of short-term interest bearing highly liquid investments. The fair value of cash and cash equivalents approximated carrying value due to the short-term maturity of these instruments.

  Investments

   The fair market value of equity in marketable securities is based on the market prices for the last day of the period if the investment trades on quoted exchanges. Unrealized gains and losses on these investments are included as a separate component of stockholder's equity, net of any related tax effect. For non-traded investments, fair value is estimated based on the underlying value of the investment.

  Short-term borrowings

   The fair value of short-term borrowings approximated carrying value due to the short-term maturity of these instruments.

  Long-term debt

   The Company's long-term debt was a combination of floating and fixed rate debt and equipment lease obligations, the carrying value of which approximated fair value.

  Foreign exchange contracts

   The estimated fair values of derivative positions represent the net amount required to terminate the positions, taking into consideration market rates and counterparty credit risk.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

5.  Concentration of Credit Risk

   The Company's largest customer, Procter & Gamble, accounted for approximately 12.7% and 12.0% of revenues for the years ended December 31, 2001 and 2000, respectively, and 7.5% and 9.0% of accounts receivable balances at December 31, 2001 and 2000, respectively. The Company's second largest customer, Philip Morris, accounted for approximately 11.2% and 9.0% of revenues for the years ended December 31, 2001 and 2000, respectively, and 6.9% and 7.0% of accounts receivable balances at December 31, 2001 and 2000, respectively.

   Credit risk represents the accounting loss that would be recognized at the reporting date if counter-parties failed to perform as contracted. The Company performs regular credit reviews of customers. Allowances are maintained for potential credit losses. To date, such losses have been within the Company's expectations and allowances for doubtful accounts are adequate to cover foreseeable credit risk losses.

6.  Segment Information

   The Company's wholly and partially-owned businesses operate within the advertising and marketing communications services operating segment. All of these services fall within one reportable segment as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   A summary of the Company's revenues and property and equipment by geographic area as of December 31, 2001 and 2000 is as follows (in thousands):

                              United             Asia     Latin
                              States    Europe  Pacific  America   Other    Total
                            ---------- -------- -------- -------- ------- ----------
Revenue
 2001...................... $1,017,347 $554,125 $183,266 $121,826 $40,779 $1,917,343
 2000......................    954,847  519,661  189,189  135,413  34,617  1,833,727
Property and equipment, net
 2001...................... $  288,987 $ 59,398 $ 15,256 $  9,967 $ 2,834 $  376,442
 2000......................    270,148   55,493   13,795    9,972   3,286    352,694

7.  Investments in Affiliates

   Investments in affiliated companies are accounted for using the equity method of accounting when the Company has a 20% to 50% ownership interest and exercises significant influence over the operating and financial policies of the affiliate. All other investments are generally accounted for under the cost method.

   The Company's equity in the net (loss) income of these affiliates amounted to a loss of $0.5 million and income of $3.9 million for the years ended December 31, 2001 and 2000, respectively. The Company's equity in the net tangible assets of these affiliated companies was approximately $18.3 million and $32.6 million as of December 31, 2001 and 2000, respectively. In addition, the excess of acquisition costs over the fair value of tangible net assets acquired was approximately $33.7 million and $62.4 million as of December 31, 2001 and 2000, respectively. These excess acquisition costs are being amortized on a straight-line basis over periods of up to 25 years. In 2001 and 2000, the Company disposed of shares held in certain affiliates. The resulting impact of these disposals was not material to the 2001 and 2000 consolidated results of operations or financial position.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

8.  Restructuring & Other Special Charges and Nonrecurring Charge

   As part of the Company's operational initiatives related to the merged operations of Leo Burnett and MacManus, the Company incurred $20.3 million of restructuring and other special charges during 2001 related to the streamlining of certain of the Company's businesses. These charges include costs associated with severance, fixed asset impairments, leasehold consolidations and other related costs of $5.3 million, $3.6 million, $10.5 million and $0.9 million, respectively. Of these amounts, approximately $3.3 million, $2.9 million, $10.5 million and $0.6 million related to severance, fixed asset impairments, leasehold consolidations and other related costs, respectively, remain as of December 31, 2001.

   The costs, liabilities and activity during 2001 for these charges are as follows (in thousands):

                                                                               Deductions
                                                                         -----------------------
                                                    Balance                 Applied                Balance
                                                  December 31, Additions    Against              December 31,
                                                      2000     Expensed  Related Assets Payments     2000
                                                  ------------ --------- -------------- -------- ------------
Severance........................................     $--       $ 5,283       $ --       $1,996    $ 3,287
Fixed asset impairments..........................      --         3,603        726           --      2,877
Leasehold consolidations.........................      --        10,519         --           --     10,519
Other related costs..............................      --           847         --          271        576
                                                      ---       -------       ----       ------    -------
   Totals........................................     $--       $20,252       $726       $2,267    $17,259
                                                      ===       =======       ====       ======    =======

   In connection with the business combination, Leo Burnett terminated its employee loan program. This program guaranteed bank loans to employees to allow the employees to purchase Leo Burnett's common stock. Leo Burnett extended an offer to its shareholders with loans outstanding under the employee loan program to redeem a number of shares of common stock sufficient to retire the amount of outstanding borrowings under these loans. Related to this redemption offer, the Company recognized a nonrecurring compensation charge of $71.9 million in 2000. This charge was equal to the difference in the book value and cash to be paid for the shares offered for redemption. There is no tax benefit associated with this charge.

9.  Property and Equipment

   Property and equipment and the related accumulated depreciation and amortization as of December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                    2001       2000
                                                  ---------  ---------
        Furniture and equipment.................. $ 249,720  $ 222,172
        Building.................................   196,671    194,887
        Land.....................................    17,698     16,987
        Leasehold improvements...................   141,743    118,169
        Software.................................    79,762     43,400
        Other....................................    16,862     17,289
                                                  ---------  ---------
           Total cost............................   702,456    612,904
        Accumulated depreciation and amortization  (326,014)  (260,210)
                                                  ---------  ---------
           Property and equipment, net........... $ 376,442  $ 352,694
                                                  =========  =========

   Depreciation and amortization expense for property and equipment totaled $70.6 million and $57.5 million in 2001 and 2000, respectively.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

10.  Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the consolidated financial statements and tax returns.

   Income (loss) before income taxes and the income taxes for the years ended December 31, 2001 and 2000 consisted of the amounts as shown below (in thousands):

                                                  2001      2000
                                                --------  --------
             Income (loss) before income taxes:
                Domestic....................... $ 31,665  $(48,768)
                International..................   78,844    54,160
                                                --------  --------
                    Total...................... $110,509  $  5,392
                                                ========  ========
             Income taxes:
             Current:
                Federal........................ $ 27,782  $ 37,429
                State and local................    3,658     8,293
                International..................   31,268    31,057
                                                --------  --------
                                                  62,708    76,779
                                                --------  --------
             Deferred:
                Federal........................   (2,843)   (8,403)
                State and local................     (408)     (686)
                International..................   13,456    (1,047)
                                                --------  --------
                                                  10,205   (10,136)
                                                --------  --------
                    Total...................... $ 72,913  $ 66,643
                                                ========  ========

   The Company's effective income tax rate for the years ended December 31, 2001 and 2000, varied from the statutory federal income tax rate as a result of the following factors:

                                                                   2001   2000
                                                                   ----  -------
Statutory federal income tax rate................................. 35.0%    35.0%
State and local taxes on income, net of federal income tax benefit  1.9     91.7
Impact of international tax rate differential.....................  6.6    276.2
Nondeductible goodwill amortization............................... 18.1    363.0
Nonrecurring charge...............................................   --    466.6
Other.............................................................  4.4      3.4
                                                                   ----  -------

Effective rate.................................................... 66.0% 1,235.9%
                                                                   ====  =======

   Deferred income taxes are provided for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities. Deferred tax benefits result primarily from recording certain expenses in the financial statements, which are not currently deductible for tax purposes. Deferred tax liabilities result primarily from the recording of intangible assets, the deferred gain on the sale-leaseback transaction and the recognition of income upon the change from cash to accrual basis reporting for tax purposes.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

   Net deferred tax benefits (liabilities) as of December 31, 2001 and 2000 consisted of the amounts shown below (in thousands):

                                                    2001      2000
                                                  --------  --------
          Tax loss/foreign tax credits carryovers $ 28,386  $ 21,997
          Allowance for doubtful accounts........    9,689    10,233
          Employee compensation and benefit plans   59,988    68,263
          Other accrued expenses.................   22,429    16,067
          Goodwill and intangible assets.........   (8,565)  (16,364)
          Rent...................................   13,882    11,250
          Real estate joint venture..............    4,566     4,425
          Foreign exchange.......................    3,189      (774)
          Accounting method change...............   (1,953)   (4,597)
          Deferred gain on sale-leaseback........   (9,996)  (10,686)
          Other..................................    5,199      (652)
                                                  --------  --------
          Sub-total..............................  126,814    99,162
          Less: valuation allowance..............  (25,781)  (24,308)
                                                  --------  --------
             Total............................... $101,033  $ 74,854
                                                  ========  ========

   The Company has recorded deferred tax benefits as of December 31, 2001 and 2000 of $109.9 million and $93.1 million, respectively, which are net of valuation allowances of $25.8 million and $24.3 million for the comparative periods, respectively. The Company has recorded deferred tax liabilities as of December 31, 2001 and 2000 of $8.9 million and $18.3 million, respectively. Deferred tax benefits were recorded for foreign net operating loss carryforwards, which were predominantly offset by valuation allowances due to the uncertainty of realizing the future tax benefits. As of December 31, 2001, there were net operating loss carryforwards of $75.8 million with various expiration periods and foreign tax credit carryforwards of $4.4 million, which expire in 2006 if unused.

   Net current deferred tax benefits as of December 31, 2001 and 2000 were $28.1 million and $19.2 million, respectively, of which $32.2 million and $22.5 million are included in prepaid expenses and other assets and $4.1 million and $3.3 million is included in accrued expenses and other payables for the comparative periods, respectively. Net non-current deferred tax benefits as of December 31, 2001 and 2000 were $72.9 million and $55.6 million of which $77.7 million and $70.4 million are included in other assets, $0.0 million and $0.2 million are included in accumulated other comprehensive loss and $4.8 million and $15.0 million are included in other long-term liabilities for the comparative periods, respectively. The Company has concluded that it is probable that the Company will be able to realize these net deferred tax benefits in future periods.

   The cumulative undistributed earnings of the Company's international operations totaled approximately $92.7 million as of December 31, 2001. The Company has made a provision for the additional taxes on the earnings of the international subsidiaries that will be distributed. Income taxes have not been provided on the remaining undistributed earnings of international subsidiaries because these earnings are considered to be permanently invested or will not be repatriated unless any additional federal income taxes would be offset by foreign tax credits.

11.  Short-Term Borrowings and Lines of Credit


   Short-term borrowings of $39.4 million and $39.8 million existed as of December 31, 2001 and 2000, respectively. Short-term borrowings consisted principally of amounts borrowed under domestic and international bank overdraft facilities and lines of credit used for local working capital purposes. The weighted average interest rates on outstanding short-term borrowings as of December 31, 2001 and 2000 were 6.0% and 7.3%, respectively. The fair value of short-term borrowings approximated carrying value due to the short-term maturity of these instruments.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

   In August 2001, MacManus and DMB&B USA, Inc., a subsidiary of MacManus, entered into the Second Amended and Restated Credit Agreement ("Second Amended Credit Agreement"). The Second Amended Credit Agreement includes a $200.0 million revolving credit facility (facility A), which includes a $100.0 million swing line to provide overnight borrowing capabilities and is committed through July 2004. This Second Amended Credit Agreement also includes a $150.0 million revolving credit facility (facility B) which is committed through July 2002. The Second Amended Credit Agreement is cross-guaranteed by Leo Burnett and Leo Burnett USA, Inc.

   In August 2001, Leo Burnett entered into the First Amended and Restated Credit Agreement ("First Amended Credit Agreement"). The First Amended Credit Agreement is comprised of a $100.0 million revolving credit facility, which included a $50.0 million swing line to provide overnight borrowing capabilities and is committed through July 2004. The First Amended Credit Agreement is cross-guaranteed by MacManus and DMB&B USA, Inc.

   The interest rate on both the Second Amended Credit Agreement and the First Amended Credit Agreement is set as a margin over LIBOR. This margin is structured to reduce when certain consolidated indebtedness ratios are achieved. As of December 31, 2001, there were no short-term borrowings outstanding under these agreements.

   Both the Second Amended Credit Agreement and the First Amended Credit Agreement contain financial covenants regarding the ratio of total consolidated indebtedness and gross interest expense to cash flow. In addition, these credit agreements contain certain restrictive covenants including restrictions on liens. All covenant compliance calculations are made on a combined MacManus and Leo Burnett basis and had been met as of year end.

   As of December 31, 2001 and 2000, subsidiaries of the Company also had unsecured lines of credit of $275.5 million and $251.3 million, respectively, of which $ 236.1 million and $211.5 million were unused as of the respective dates.

12.  Long-term Debt

   Long-term debt consists of the following as of December 31, 2001 and 2000 (in thousands):

                                                                          2001     2000
                                                                         ------- --------
Term debt payable to banks in installments with maturities through
  2003. The average interest rate on outstanding principal as of
  December 31, 2000 was 7.9%............................................ $    -- $435,000
Notes payable to financing company, weighted average interest rate of
  7.0% and 9.0%, as of December 31, 2001 and 2000, respectively,
  payable in monthly installments through 2004..........................   7,139    3,377
Notes payable to banks by foreign subsidiaries at applicable banks' base lending rates 2.5% to 18.0% and 4.1% to 19.4% as of December 31,
  2001 and 2000, respectively, payable in varying installments
 through 2003...........................................................   1,141    2,636
Notes payable to former stockholders, variable interest 3.7% and 7.7%
  as of December 31, 2001 and 2000, respectively, payable in varying
  installments..........................................................   7,186    5,491
                                                                         ------- --------
                                                                          15,466  446,504
Less, current portion...................................................   6,016   57,376
                                                                         ------- --------
Long-term debt.......................................................... $ 9,450 $389,128
                                                                         ======= ========

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

   Aggregate maturities on long-term debt are as follows (in thousands):

            2002............................................. $6,016
            2003.............................................  9,051
            2004.............................................    125
            2005.............................................     24
            2006.............................................     26
            Thereafter.......................................    224

13.  Financial Instruments and Market Risk

   The Company selectively utilizes derivative financial instruments solely to reduce certain market risks, including the impact of currency rate changes. These hedging activities are limited in volume and confined to the management of specific interest rate and foreign exchange risks. Senior management actively participates in the quantification, monitoring, and control of all significant risks.

   As of December 31, 2001 and 2000, the Company had open forward foreign currency contracts for approximately $11.0 million and $18.0 million, respectively to hedge certain known foreign currency assets and liabilities.

   The Company enters into forward foreign exchange contracts primarily to hedge certain intercompany payables and receivables typically deemed to be short-term in nature. The forward contract terms are typically six months or less in duration and structured to facilitate the payment of the intercompany obligation with the resulting gain or loss included in the basis of the transaction upon settlement. When the underlying intercompany obligation is long-term in nature a hedge may be used to equalize the interest rate differential. In these instances a one-year forward contract is entered into. Counterparty risk is managed by entering into arrangements of this nature with relationship banks, which are known to have strong credit ratings.

14.  Commitments and Contingencies

   The Company is obligated under a number of operating lease agreements for office space, office equipment, computers, and automobiles. Generally, office space leases require the payment of base rents plus escalations for increases in building operating costs and real estate taxes. Rent expense under these leases amounted to $102.0 million and $76.3 million in 2001 and 2000, respectively. Expense under operating leases, principally for office equipment, amounted to $25.0 million and $26.7 million in 2001 and 2000, respectively. Minimum lease payments to outside parties under all non-cancelable operating leases having initial or remaining terms in excess of one year as of December 31, 2001 (excluding future minimum lease payments relating to the sale-leaseback transaction) are as follows (in thousands):

           2002............................................. $ 92,423
           2003.............................................   84,464
           2004.............................................   72,819
           2005.............................................   66,629
           2006.............................................   63,027
           Thereafter.......................................  250,391

   The Company is party to certain legal proceedings incidental to its business. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that the outcome will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

15.  Sale-Leaseback Transaction

   In 1987, Leo Burnett constructed an office building that served as its corporate headquarters. During 1997, Leo Burnett contributed its corporate headquarters to a joint venture (the "Venture") substantially owned by Starwood Capital Group, L.L.C. and the John Buck Company. In exchange for its contribution, Leo Burnett acquired a 3.6% interest in the Venture, and the Venture assumed Leo Burnett's building mortgage debt of $219.5 million. In conjunction with this transaction, Leo Burnett entered into a 15-year lease for the portion of the building that it occupies. This transaction was accounted for as a financing lease, with the building and the building mortgage debt obligation continuing to be reflected in the Company's financial statements. The Company's only continuing obligation is its annual lease payments shown below since the Venture has fully assumed the building mortgage debt. In addition, the operating results of the Venture are included in the Company's accompanying consolidated statements of operations, with the 96.4% interest not owned by the Company reflected as minority interest expense.

   Significant accounting policies of the Venture are as follows:

  . Rental income is recognized on a straight-line basis over the terms of the respective leases.

  . Depreciation expense is provided on a straight-line basis over the estimated useful lives of the depreciable assets, which range from 10 to 40 years for buildings and improvements and three to 15 years for furniture and equipment.

As mentioned above, the Company has a continuing obligation for annual lease payments. In 2001 and 2000, the lease payment was $10.1 million and $9.8 million, respectively. The Company's remaining future minimum lease payments as of December 31, 2001 are as follows (in thousands):

           2002............................................. $10,341
           2003.............................................  10,600
           2004.............................................  10,865
           2005.............................................  10,703
           2006.............................................  10,970
           Thereafter.......................................  71,828

16.  Mandatorily Redeemable Stock

   Each owner of the Company's Class A common stock has entered into a stock purchase agreement with the Company. The Company's Class A common stock is referred to as "Mandatorily redeemable stock" in these Consolidated Financial Statements, due to the repurchase features described below. All of Leo Burnett's 9,491,560 outstanding shares were exchanged for an equal number of the Company's shares in the business combination. MacManus stockholders exchanged 695,492 MacManus shares for 5,981,100 of the Company's shares in the business combination. At the time of the business combination, the Mandatorily redeemable stock was deemed to have a value of $115.38 per share. During the eleven-month period ended December 31, 2000, Bcom3 repurchased 69,713 shares of Mandatorily redeemable stock at prices ranging from $1.17 per share to $3.63 per share, and from $20.09 per share to $22.55 per share for the former stockholders of MacManus and Leo Burnett, respectively. During the year ended December 31, 2001, Bcom3 repurchased 152,613 shares of Mandatorily redeemable stock at prices ranging from $3.63 per share to $6.25 per share, and from $22.55 per share to $25.17 per share for the former stockholders of MacManus and Leo Burnett, respectively. Under the stock purchase agreements, in the event an individual owner of Mandatorily redeemable stock ceases to be an employee, the Company will generally repurchase his or her shares at a specified formula price based on the

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

Per Share Book Value of the Company's common stock at the time of the repurchase. In certain circumstances, however, including death, permanent disability, or termination without cause, former employees (or their heirs or devisees) are allowed to become continuing owners for up to ten additional years before such repurchase occurs. The Company generally pays cash for repurchased shares at the time of the repurchase. Redemption amounts relating to the stock purchase agreements are included in "Mandatorily redeemable stock" in the accompanying consolidated balance sheets.

   The Per Share Book Value as of any date equals the Starting Per Share Book Value plus or minus Per Share Book Value Changes through such date. The Starting Per Share Book Value is either (a) $20.09 for shares of Mandatorily redeemable stock that the former stockholders of Leo Burnett acquired on January 31, 2000; or (b) $1.17 for shares of Mandatorily redeemable stock that the former stockholders of MacManus acquired on January 31, 2000; or (c) the actual purchase price for any shares of Mandatorily redeemable stock that a stockholder acquired after January 31, 2000. Per Share Book Value Changes are calculated based on the consolidated net income (or loss) per Share of Bcom3 (treating shares of Mandatorily redeemable stock and shares of Class B common stock as a single class of shares for this purpose), from January 31, 2000 (or, in the case of shares acquired after January 31, 2000, the date of such acquisition) through the date of determination, but reduced by dividends and adjusted to eliminate (1) nonrecurring items (net of taxes), including but not limited to gains or losses on sales of securities, real estate, business units or other assets outside the ordinary course of business, (2) any changes as a result of the application of purchase accounting to the business combination of Leo Burnett and MacManus into subsidiaries of the Company and (3) any charges arising from issuances or repurchases of equity at prices other than book value. Per Share Book Value Changes during any period of less than a full year are determined by pro ration (or another method selected by the Company).

   All components of comprehensive income have been allocated between the Class A common stockholders (Mandatorily redeemable stock) and the Class B common stockholders based on proportional ownership, except for items (1), (2) and (3) discussed above as provided for in the stock purchase agreement.

   Transaction activity in the equity accounts pertaining to Class A common stockholders, other than items described in the preceding paragraph, are allocable to Mandatorily redeemable stock except for items (1), (2) and (3) discussed above. Transaction activity in the equity accounts pertaining to Class B common stockholders, other than items described in the preceding paragraph, remains in the respective equity accounts.

17.  Retirement and Postretirement Plans

   The Company maintains retirement plans covering substantially all U.S. employees and certain foreign employees. Some of these are defined benefit pension plans ("Defined Benefit Pensions") which require disclosure of assets and obligations and others are defined contribution plans which by definition have assets equal to liabilities and therefore the Company shows only the annual expense associated with such plans. During the fourth quarter of 2001 the Company's domestic retirement plans were amended to provide a cash balance benefit formula for service after January 1, 2002. This amendment reduced the benefit obligation for the domestic retirement plans by approximately $24.7 million, primarily because plan benefits for service rendered through December 31, 2001 are no longer affected by future salary increases.

   The Company also provides certain healthcare and life insurance benefits ("Postretirement Plans") to certain retired U.S. employees. Employees hired by MacManus before January 1, 1993 may be eligible for certain postretirement life insurance and medical benefits depending on years of service and other requirements. Employees hired by Leo Burnett before January 1, 2002 may be eligible for certain postretirement medical benefits depending on years of service and other requirements.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

   The changes in the assets and benefit obligations and the reconciliation of the Company's Defined Benefit Pensions and Postretirement Plans in the accompanying consolidated balance sheets as of December 31, 2001 and 2000 were as follows (in thousands):

                                                                             Defined Benefit Pensions
                                                                      --------------------------------------    Postretirement
                                                                             U.S.              Non-U.S.              Plans
                                                                      ------------------  ------------------  ------------------
                                                                        2001      2000      2001      2000      2001      2000
                                                                      --------  --------  --------  --------  --------  --------
Change in benefit obligation--
   Benefit obligation at beginning of year........................... $156,725  $ 52,118  $ 92,873  $ 46,129  $ 24,892  $ 16,225
   Acquisitions......................................................       --    93,191        10    50,138        --     5,484
   Divestitures......................................................       --        --       (86)       --        --        --
   Service cost......................................................   11,378    10,741     2,714     3,078       459       453
   Interest cost.....................................................   11,371    10,559     5,167     5,044     1,837     1,804
   Benefits and lump sums paid.......................................  (13,539)   (7,900)   (3,861)   (3,377)   (2,708)   (2,242)
   Participant contributions.........................................       --        --       502       525       827       683
   Effect of exchange rates..........................................       --        --    (2,928)   (4,126)       --        --
   Actuarial loss (gain).............................................   11,077    (1,984)   (4,242)   (4,571)    2,589     2,485
   Special termination benefits......................................       --        --        --        --       288        --
   Curtailments......................................................   (1,230)       --        --        (5)      238        --
   Plan amendments...................................................  (24,666)       --     1,652        38        --        --
                                                                      --------  --------  --------  --------  --------  --------
   Benefit obligation at end of year................................. $151,116  $156,725  $ 91,801  $ 92,873  $ 28,422  $ 24,892
                                                                      ========  ========  ========  ========  ========  ========
Change in plan assets--
   Fair value at beginning of year................................... $158,067  $ 87,649  $ 70,913  $ 45,862  $     --  $     --
   Acquisitions......................................................       --    82,353        --    27,732        --        --
   Actual return on assets...........................................  (19,842)  (10,871)   (6,503)      488        --        --
   Company contributions.............................................    9,333     6,836     5,849     3,585     1,881     1,559
   Benefits and lump sums paid.......................................  (13,539)   (7,900)   (3,861)   (3,377)   (2,708)   (2,242)
   Participant contributions.........................................       --        --       502       525       827       683
   Effect of exchange rates..........................................       --        --    (2,055)   (3,902)       --        --
                                                                      --------  --------  --------  --------  --------  --------
   Fair value of plan assets at end of year.......................... $134,019  $158,067  $ 64,845  $ 70,913  $     --  $     --
                                                                      ========  ========  ========  ========  ========  ========
   Fair value of plan assets (less) greater than benefit obligation.. $(17,097) $  1,342  $(26,956) $(21,960) $(28,422) $(24,892)
   Unrecognized net actuarial loss (gain)............................   30,547   (13,345)    6,136    (1,201)   (6,434)   (9,652)
   Unrecognized prior service costs..................................  (24,637)     (528)      547       512        --        --
   Unrecognized transition obligation (asset)........................   (2,963)   (3,704)       28        31     9,694    11,433
                                                                      --------  --------  --------  --------  --------  --------
   Net amount recognized............................................. $(14,150) $(16,235) $(20,245) $(22,618) $(25,162) $(23,111)
                                                                      ========  ========  ========  ========  ========  ========
Amounts recognized in the consolidated balance sheets
 consist of:
   Prepaid benefit cost.............................................. $ 12,024  $  8,594  $  2,000  $  1,422  $     --  $     --
   Accrued benefit liability.........................................  (27,958)  (26,203)  (27,228)  (24,901)  (25,162)  (23,111)
   Intangible asset..................................................    1,175     1,340        15        15        --        --
   Accumulated other comprehensive income............................      609        34     4,968       846        --        --
                                                                      --------  --------  --------  --------  --------  --------
   Net amount recognized............................................. $(14,150) $(16,235) $(20,245) $(22,618) $(25,162) $(23,111)
                                                                      ========  ========  ========  ========  ========  ========


   Defined Benefit Pensions with accumulated benefit obligations in excess of plan assets consist of the following as of December 31, 2001 and 2000 (in thousands):

                                           Defined Benefit Pensions
                                        -------------------------------
                                             U.S.          Non-U.S.
                                        --------------- ---------------
                                         2001    2000    2001    2000
                                        ------- ------- ------- -------
         Accumulated benefit obligation $27,630 $25,573 $53,379 $53,314
         Projected benefit obligation.. $27,630 $25,573 $53,887 $53,696
         Plan assets at fair value..... $    -- $    -- $26,545 $28,678

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

   The components of net periodic benefit costs for the Defined Benefit Pensions and Postretirement Plans for the years ended December 31, 2001 and 2000 are as follows (in thousands):

                                              Defined Benefit Pensions
                                        ------------------------------------  Postretirement
                                               U.S.             Non-U.S.           Plans
                                        ------------------  ----------------  --------------
                                          2001      2000     2001     2000     2001    2000
                                        --------  --------  -------  -------  ------  ------
Service cost for benefits earned during
  the year............................. $ 11,378  $ 10,741  $ 2,714  $ 3,078  $  459  $  453
Interest cost on projected benefit
  obligation...........................   11,371    10,559    5,167    5,044   1,837   1,804
Expected return on plan assets.........  (13,057)  (14,504)  (5,130)  (5,041)     --      --
Amortization of transition (asset)
  obligation...........................     (741)     (741)       1        2     897     968
Recognized actuarial (gain) loss.......       83    (1,510)       1       (2)   (391)   (382)
Amortization of prior service cost.....     (469)     (101)      94       85      --      --
                                        --------  --------  -------  -------  ------  ------
Net periodic benefit cost..............    8,565     4,444    2,847    3,166   2,802   2,843
Curtailment (gain) loss................   (1,317)       --       --       --     842      --
Special termination benefit charge.....       --        --       --       --     288      --
Defined contribution cost..............   11,772    18,058    3,040    2,989      --      --
                                        --------  --------  -------  -------  ------  ------
   Total retirement cost............... $ 19,020  $ 22,502  $ 5,887  $ 6,155  $3,932  $2,843
                                        ========  ========  =======  =======  ======  ======

   The weighted average assumptions used in determining the benefit obligation as of December 31, 2001 and 2000 are:

                                        Defined Benefit Pensions
                                        -----------------------  Postretirement
                                            U.S.      Non-U.S.       Plans
                                        -----------  ----------  -------------
                                        2001   2000  2001  2000   2001    2000
                                        ----   ----  ----  ----  ----     ----
   Discount rate....................... 7.25%  7.75% 5.69% 5.75% 7.25%    7.75%
   Expected rate of future compensation
     increases.........................  N/A   5.78% 4.08% 4.14%  N/A      N/A

   The weighted average assumptions used in determining the net periodic benefit costs for the years ended December 31, 2001 and 2000 are:

                                         Defined Benefit
                                            Pensions
                                     ----------------------  Postretirement
                                        U.S.      Non-U.S.       Plans
                                     ----------  ----------  -------------
                                     2001  2000  2001  2000   2001    2000
                                     ----  ----  ----  ----  ----     ----
       Discount rate................ 7.75% 7.68% 5.75% 5.76% 7.75%    7.87%
       Expected rate of future
         compensation increases..... 5.50% 5.78% 4.14% 4.12%  N/A      N/A
       Expected long-term rate on
         plan assets................ 9.00% 8.74% 7.30% 7.31%  N/A      N/A

   The Company also sponsors a non-qualified pension plan for which payments are discretionary. No payments were made and no liability exists as of the year ended December 31, 2001. The amount paid and the liability as of the year ended December 31, 2000 was $0.7 million and $1.4 million, respectively.

   As of December 31, 2001, the medical inflation rates were assumed to be 10%, gradually declining to 5% in 2007, and remaining at that rate thereafter. A one-percentage-point increase in the medical inflation rate would

                      BCOM3 GROUP, INC. AND SUBSIDIARIES
increase the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $3.3 million and increase the net periodic benefit cost by $0.3 million. A one-percentage-point decrease in the medical inflation rate would decrease the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $2.6 million and decrease the net periodic benefit cost by approximately $0.3 million.

18.  Stock Options

   The Company has adopted the Bcom3 2000 Long-Term Equity Incentive Plan and the Bcom3 2001 California Stock Option Plan (collectively, the "Plans"), amended and restated as of January 1, 2001 and adopted as of January 1, 2001, respectively. These Plans permit the Company to grant incentive or non-qualified stock options, stock appreciation rights (either alone or in tandem with stock options), restricted stock, performance awards, or any combination of the foregoing, covering up to 1,606,617 shares of Class A Common Stock in the aggregate.

   During 2001, the Company granted stock options to approximately 920 employees of the Company and its subsidiaries, giving such individuals the right to acquire 1,052,521 shares of Class A common stock, primarily at an exercise price of $130. Such options generally vest and become exercisable cumulatively, 25% on the two year anniversary of the effective date, 50% on the three year anniversary of the effective date, 75% on the four year anniversary of the effective date, and 100% on the five year anniversary of the effective date, subject to earlier forfeiture or vesting in certain prescribed circumstances. The options will expire on the ten year anniversary of the effective date if not previously exercised or forfeited.

   The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and in accordance with its provisions, the Company applies APB Opinion No. 25, and related interpretations, in accounting for the Plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income would have been decreased by $4.0 million for the year ended December 31, 2001, and the basic and diluted net loss per Class B common share would be increased by $0.93 for the year ended December 31, 2001.

   These SFAS No. 123 pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may by granted in future years. The weighted average fair value of options granted during 2001 was $42.99. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2001:

                                                            2001
                                                        -------------
           Expected option term........................    5 years
           Risk-Free interest rate..................... 3.66% - 4.94%
           Dividend yield..............................     0.0%
           Expected volatility......................... 27.0% - 28.4%

   As the Company does not have a publicly traded market for its securities, it does not yet have sufficient information to make a reasonable assumption as to the expected volatility of its common stock price in the future. As a result, the assumption in the table above reflects the expected volatility of stock prices of entities similar to the Company.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

   The Black-Scholes option-pricing model was developed for use in estimating the weighted average fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the employee stock options.

                      Options Outstanding         Options Exercisable
               --------------------------------- ---------------------
                  Number                            Number
    Range      Outstanding   Weighted   Weighted Exercisable  Weighted
      of          As of       Average   Average     As of     Average
   Exercise    December 31, Contractual Exercise December 31, Exercise
    Prices         2001        Life      Price       2001      Price
   --------    ------------ ----------- -------- ------------ --------
$115.38 - $130   911,716    9.07 years  $129.44     45,456    $118.74

19.  Related Party Transactions

   In January 2000, before the business combination in which Bcom3 was formed, a subsidiary of MacManus sold a portion of its shareholdings in a majority-owned subsidiary called Novo MediaGroup to 25 managers of MacManus and its operating units in return for consideration consisting of cash and non-recourse promissory notes. In March 2001, the Company notified all of these managers that it was offering to rescind the original transaction, in order to regain majority ownership and control of Novo MediaGroup, and also in order to avoid certain potential disputes with the managers. All 25 of the managers accepted the rescission offer, with the result that each manager's original cash consideration was refunded and each promissory note was cancelled. For all 25 managers as a group, the total cash refunded and the total principal amount of the cancelled notes were each $10.7 million.

20.  Subsequent Events

   During 2002, the Company has adopted change in control agreements for 14 key executives. Under the agreements, if the executive's employment is terminated without "Cause" or upon a "Constructive Discharge" (as such terms are defined in the agreements) within the period beginning 90 days prior to a change in control and ending on the third anniversary of such change in control (an "Eligible Termination"), the executive will be entitled to certain cash payments depending on the date of termination together with accelerated vesting of any otherwise unvested benefits. In addition, in the event of an Eligible Termination, the executive may continue to participate in all company-sponsored employee benefit plans for up to 3 years depending on the date employment is terminated. The Company does not expect that the amount ultimately required to be paid under these agreements in connection with the proposed merger with Publicis Groupe S.A. ("Publicis") described below would have a material impact on the Company's results of operations or cash flow.

   During February 2002, the Company granted options to purchase 843,900 shares of Class A Common Stock at an exercise price of $130 per share to approximately 400 employees.

   On February 18, 2002, the Board of Directors declared a cash dividend of $.25 per share of Common Stock. This dividend is payable by March 18, 2002 to holders of our Common Stock as of February 18, 2002.

   On March 7, 2002, Bcom3 entered into two merger agreements, both of which are related to the Company's proposed merger with Publicis.

   The first merger agreement is with Dentsu Inc. ("Dentsu"). This agreement provides for the merger of Boston Three Corporation, a wholly-owned subsidiary of Bcom3, into Bcom3 (the "First Step Merger"). In this

                      BCOM3 GROUP, INC. AND SUBSIDIARIES
merger, (1) Dentsu will pay approximately $498.7 million in cash to holders of the Company's Class A Common Stock, (2) Dentsu will receive additional shares of the Company's Class B Common Stock and (3) the number of shares held by holders of Class A Common Stock will be correspondingly reduced. The closing of the First Step Merger is conditioned, among other things, on approval by Bcom3's stockholders and satisfaction of the conditions to closing of the merger of Publicis and Bcom3 (other than the condition that the First Step Merger has closed).

   The second merger agreement is with Publicis. This agreement provides for the merger of Bcom3 into a wholly-owned subsidiary of Publicis (the "Publicis/Bcom3 Merger"). In this merger, holders of the Company's Class A Common Stock and Class B Common Stock will be entitled to receive ordinary shares of Publicis and other merger consideration, as described for each Class in the merger agreement. The closing of the Publicis/Bcom3 Merger is conditioned, among other things, on approval by stockholders of Bcom3 and Publicis, regulatory approvals, receipt of opinions as to the tax treatment of the merger, and the closing of the First Step Merger. Certain Publicis stockholders representing about 45% of the voting power of all Publicis shares, and certain Bcom3 stockholders representing about 31% of the voting power of all Bcom3 shares, have agreed to vote in favor of the Publicis/Bcom3 Merger. The merger agreement provides for a $90.0 million termination fee to be paid by either company if the merger agreement is terminated in certain circumstances, including if such company's Board of Directors changes its recommendation with respect to the transaction or if such company receives a competing proposal and, after the merger agreement terminates for certain reasons, such company agrees to a business combination with a third party within 12 months of the termination.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   The following table sets forth a summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2001 and 2000, in thousands of dollars except for per share amounts:

                                        First     Second    Third     Fourth
                                       --------  --------  --------  --------
 Revenue
  2001................................ $447,220  $479,891  $456,609  $533,623
  2000................................ $380,788  $469,945  $434,262  $548,732
 Income (loss) before income taxes
  2001................................ $ 17,385  $ 30,781  $ 23,522  $ 38,821
  2000................................ $(48,419) $ 25,483  $  6,576  $ 21,752
 Income taxes
  2001................................ $ 13,298  $ 21,724  $ 15,369  $ 22,522
  2000................................ $ 15,183  $ 17,737  $ 12,127  $ 21,596
 Income (loss) after income taxes
  2001................................ $  4,087  $  9,057  $  8,153  $ 16,299
  2000................................ $(63,602) $  7,746  $ (5,551) $    156
 Minority interests
  2001................................ $ (2,179) $ (4,086) $ (1,570) $ (3,138)
  2000................................ $ (1,855) $ (2,771) $ (2,328) $ (1,334)
 Equity in (loss) income of affiliates
  2001................................ $    666  $   (526) $ (1,916) $  1,234
  2000................................ $    664  $  2,181  $  2,591  $ (1,510)
 Net income (loss)
  2001................................ $  2,574  $  4,445  $  4,667  $ 14,395
  2000................................ $(64,793) $  7,156  $ (5,288) $ (2,688)
 Net loss per common share--
   Basic and Diluted
  2001................................ $  (3.11) $  (2.89) $  (2.93) $  (2.42)
  2000................................ $ (97.71) $  (2.88) $  (3.51) $  (3.38)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of The Leo Group, Inc.:

   We have audited the accompanying consolidated balance sheets of The Leo Group, Inc. (a Delaware corporation) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Leo Group, Inc. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Chicago, Illinois
March 31, 2000

                              THE LEO GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       As of December 31, 1999 and 1998
                   (Dollars in millions, except share data)

                                                                                                                 1999
                                                                                                               --------
                                                    ASSETS
                                                    ------
Current assets:
  Cash and cash equivalents................................................................................... $  202.5
  Accounts receivable (net of allowances of $8.8 in 1999 and $6.2 in 1998)....................................    753.1
  Billables pending, at cost..................................................................................    111.5
  Other current assets........................................................................................     74.0
  Prepaid taxes, net..........................................................................................      1.4
                                                                                                               --------
   Total current assets.......................................................................................  1,142.5
Property and equipment, at cost:
  Land........................................................................................................     14.6
  Building....................................................................................................    205.0
  Furniture and equipment.....................................................................................    212.4
  Leasehold improvements......................................................................................     75.0
  Less: accumulated depreciation and amortization.............................................................   (239.1)
                                                                                                               --------
   Net property and equipment.................................................................................    267.9
Other assets:
  Investments.................................................................................................      4.3
  Goodwill (net of accumulated amortization)..................................................................     49.9
  Other long-term assets......................................................................................     98.1
  Deferred taxes, net.........................................................................................     38.3

                                                                                                               --------
   Total other assets.........................................................................................    190.6
                                                                                                               --------
Total assets.................................................................................................. $1,601.0
                                                                                                               ========
                                 LIABILITIES AND MANDATORILY REDEEMABLE STOCK
                                 --------------------------------------------
Current liabilities:
  Trade accounts payable...................................................................................... $  700.0
  Accrued expenses............................................................................................    144.0
  Cash overdraft..............................................................................................     96.7
  Accrued payroll and benefits................................................................................     69.5
  Current portion of long-term debt...........................................................................      6.0
  Notes payable and lines of credit...........................................................................     13.1
  Accrued income taxes........................................................................................     14.5
  Other current liabilities...................................................................................     44.8
                                                                                                               --------
   Total current liabilities..................................................................................  1,088.6
Other liabilities:
  Reserve for deferred compensation and employee benefits.....................................................     45.1
  Real estate finance obligation..............................................................................    203.4
  Long-term debt..............................................................................................      2.6
  Other long-term liabilities.................................................................................     61.4
                                                                                                               --------
   Total other liabilities....................................................................................    312.5
Minority interest.............................................................................................      4.8
Mandatorily redeemable stock, at book value, $.01 par value; 11,000,000 shares authorized at December 31, 1999 and 1998; 10,108,405 shares and 9,203,240 shares issued and outstanding at December 31, 1999 and 1998,
 respectively.................................................................................................    195.1
                                                                                                               --------
Total liabilities and mandatorily redeemable stock............................................................ $1,601.0
                                                                                                               ========

                                                                                                                 1998
                                                                                                               --------
                                                    ASSETS
                                                    ------
Current assets:
  Cash and cash equivalents................................................................................... $  172.0
  Accounts receivable (net of allowances of $8.8 in 1999 and $6.2 in 1998)....................................    592.1
  Billables pending, at cost..................................................................................     85.1
  Other current assets........................................................................................     56.8
  Prepaid taxes, net..........................................................................................      1.8
                                                                                                               --------
   Total current assets.......................................................................................    907.8
Property and equipment, at cost:
  Land........................................................................................................     14.6
  Building....................................................................................................    203.6
  Furniture and equipment.....................................................................................    186.6
  Leasehold improvements......................................................................................     64.8
  Less: accumulated depreciation and amortization.............................................................   (205.3)
                                                                                                               --------
   Net property and equipment.................................................................................    264.3
Other assets:
  Investments.................................................................................................      5.1
  Goodwill (net of accumulated amortization)..................................................................     44.9
  Other long-term assets......................................................................................     97.8
  Deferred taxes, net.........................................................................................     18.1

                                                                                                               --------
   Total other assets.........................................................................................    165.9
                                                                                                               --------
Total assets.................................................................................................. $1,338.0
                                                                                                               ========
                                 LIABILITIES AND MANDATORILY REDEEMABLE STOCK
                                 --------------------------------------------
Current liabilities:
  Trade accounts payable...................................................................................... $  493.0
  Accrued expenses............................................................................................    144.2
  Cash overdraft..............................................................................................     88.7
  Accrued payroll and benefits................................................................................     37.1
  Current portion of long-term debt...........................................................................      8.4
  Notes payable and lines of credit...........................................................................     43.9
  Accrued income taxes........................................................................................     10.8
  Other current liabilities...................................................................................     37.5
                                                                                                               --------
   Total current liabilities..................................................................................    863.6
Other liabilities:
  Reserve for deferred compensation and employee benefits.....................................................     46.7
  Real estate finance obligation..............................................................................    214.2
  Long-term debt..............................................................................................      7.8
  Other long-term liabilities.................................................................................     50.0
                                                                                                               --------
   Total other liabilities....................................................................................    318.7
Minority interest.............................................................................................      4.5
Mandatorily redeemable stock, at book value, $.01 par value; 11,000,000 shares authorized at December 31, 1999 and 1998; 10,108,405 shares and 9,203,240 shares issued and outstanding at December 31, 1999 and 1998,
 respectively.................................................................................................    151.2
                                                                                                               --------
Total liabilities and mandatorily redeemable stock............................................................ $1,338.0
                                                                                                               ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                              THE LEO GROUP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
             For the Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in millions)

                                                                1999    1998    1997
                                                               ------  ------  ------
Revenues:
   Commissions and fees earned................................ $912.8  $810.7  $793.9
   Rental and other income....................................   21.4    20.4    17.4
                                                               ------  ------  ------
       Total revenues.........................................  934.2   831.1   811.3
Operating expenses:
   Compensation and employee benefits.........................  587.7   533.4   534.2
   Office and related expenses................................   76.1    70.1    62.5
   Depreciation and amortization expense......................   46.4    37.2    33.3
   Other general expenses.....................................  148.4   144.8   127.6
                                                               ------  ------  ------
       Total operating expenses...............................  858.6   785.5   757.6
                                                               ------  ------  ------
Operating income..............................................   75.6    45.6    53.7
Other income (expense):
   Interest income............................................    7.9    12.0    11.2
   Interest expense...........................................  (15.9)  (17.4)  (18.0)
   Foreign currency loss......................................   (5.6)   (0.7)  (17.2)
                                                               ------  ------  ------
       Total other expense....................................  (13.6)   (6.1)  (24.0)
Income before taxes/minority interest and equity in affiliates   62.0    39.5    29.7
Provision for income taxes....................................   29.2     9.1     9.3

                                                               ------  ------  ------
Income before minority interest and equity in affiliates......   32.8    30.4    20.4
Minority interest expense, net of tax.........................   (5.4)  (10.1)   (3.4)
Equity in affiliates..........................................    1.1     2.4      --
                                                               ------  ------  ------
Net income.................................................... $ 28.5  $ 22.7  $ 17.0
                                                               ======  ======  ======
Unaudited pro forma tax provision (as if a C Corporation).....    N/A  $ 14.6  $ 17.0
                                                               ======  ======  ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                              THE LEO GROUP, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
             For the Years Ended December 31, 1999, 1998, and 1997
                   (Dollars in millions, except share data)

                                                                  Loans to    Accumulated                         Allocation to
                                               Par   Additional Shareholders     Other                             Mandatorily
                                   Number     Value   Paid-in    For Stock   Comprehensive Comprehensive Retained  Redeemable
                                  of Shares   ($.01)  Capital      Sales     Income (Loss)    Income     Earnings Common Stock
                                  ----------  ------ ---------- ------------ ------------- ------------- -------- -------------
Balance, December 31, 1996.......  8,501,540   $0.1    $118.3      $(1.0)        $ 1.4                    $ 37.6     $(156.4)
Net income.......................                                                              $17.0        17.0
Gain on investments..............                                                  0.1           0.1
Foreign currency translation.....                                                  2.1           2.1
                                                                                               -----
Comprehensive income.............                                                              $19.2
                                                                                               =====
Stock repurchases................ (1,973,200)    --     (30.9)                                              (5.0)
Sales of stock...................  2,376,300     --      37.7
Cash dividends ($14.31
 per share)......................                                                                          (20.0)
Repayment of loans to
 shareholders for stock sales....                                    0.4
Retained earnings allocable to
 mandatorily redeemable
 common stock....................                                                                                       (1.4)

                                  ----------   ----    ------      -----         -----                    ------     -------
Balance, December 31, 1997.......  8,904,640    0.1     125.1       (0.6)          3.6                      29.6      (157.8)
Net income.......................                                                              $22.7        22.7
Gain on investments..............                                                  0.6           0.6
Foreign currency translation.....                                                 (2.4)         (2.4)
                                                                                               -----
Comprehensive income.............                                                              $20.9

                                                                                               =====
Stock repurchases................ (1,466,000)    --     (24.0)                                              (2.3)
Sales of stock...................  1,764,600     --      29.8
Capital transfer.................                       (22.2)                                              22.2
Distribution payable ($19.26
 per share)......................                                                                          (19.1)
Cash dividends ($10.90
 per share)......................                                                                          (11.9)
Retained earnings allocable to
 mandatorily redeemable
 common stock....................                                                                                        6.6

                                  ----------   ----    ------      -----         -----                    ------     -------
Balance, December 31, 1998.......  9,203,240    0.1     108.7       (0.6)          1.8                      41.2      (151.2)
Net income.......................                                                              $28.5        28.5
Gain on investments..............                                                  0.2           0.2
Foreign currency translation.....                                                  7.6           7.6
                                                                                               -----
Comprehensive income.............                                                              $36.3
                                                                                               =====
Stock repurchases................   (566,110)    --      (9.9)
Sales of stock...................  1,471,275     --      28.0
Cash dividends ($0.60 per share).                                                                           (5.5)
Increase in loans to shareholders
 for stock sales.................                                   (5.0)
Retained earnings allocable to
 mandatorily redeemable
 common stock....................                                                                                      (43.9)
                                  ----------   ----    ------      -----         -----         -----      ------     -------
Balance, December 31, 1999....... 10,108,405   $0.1    $126.8      $(5.6)        $ 9.6                    $ 64.2     $(195.1)
                                  ==========   ====    ======      =====         =====         =====      ======     =======

                                      Total
                                  Shareholders'
                                   Investment
                                  -------------
Balance, December 31, 1996.......    $   --
Net income.......................      17.0
Gain on investments..............       0.1
Foreign currency translation.....       2.1

Comprehensive income.............

Stock repurchases................     (35.9)
Sales of stock...................      37.7
Cash dividends ($14.31
 per share)......................     (20.0)
Repayment of loans to
 shareholders for stock sales....       0.4
Retained earnings allocable to
 mandatorily redeemable
 common stock....................      (1.4)

                                     ------
Balance, December 31, 1997.......        --
Net income.......................      22.7
Gain on investments..............       0.6
Foreign currency translation.....      (2.4)

Comprehensive income.............


Stock repurchases................     (26.3)
Sales of stock...................      29.8
Capital transfer.................        --
Distribution payable ($19.26
 per share)......................     (19.1)
Cash dividends ($10.90
 per share)......................     (11.9)
Retained earnings allocable to
 mandatorily redeemable
 common stock....................       6.6

                                     ------
Balance, December 31, 1998.......        --
Net income.......................      28.5
Gain on investments..............       0.2
Foreign currency translation.....       7.6

Comprehensive income.............

Stock repurchases................      (9.9)
Sales of stock...................      28.0
Cash dividends ($0.60 per share).      (5.5)
Increase in loans to shareholders
 for stock sales.................      (5.0)
Retained earnings allocable to
 mandatorily redeemable
 common stock....................     (43.9)
                                     ------
Balance, December 31, 1999.......    $   --
                                     ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                              THE LEO GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1999, 1998, and 1997
                             (Dollars in millions)

                                                                        1999     1998    1997
                                                                       -------  ------  ------
Cash Flows from Operating Activities:
 Net income........................................................... $  28.5  $ 22.7  $ 17.0
 Adjustments to reconcile net income to net cash provided by operating activities:........................................................
   Depreciation and amortization expense..............................    46.4    37.2    33.3
   Deferred income taxes..............................................   (17.5)  (11.7)   (4.7)
   Foreign currency loss..............................................     5.6     0.7    17.2
   Decrease (increase) in assets:.....................................
     Accounts receivable..............................................  (161.0)  (22.1)  (36.0)
     Billables pending................................................   (26.4)  (18.8)    1.2
     Other assets.....................................................    (2.8)   10.3    (6.6)
   Increase (decrease) in liabilities:................................
     Accounts payable and accrued expenses............................   262.0    49.5    46.7
     Other liabilities................................................    (1.7)   (8.3)    0.7
     Deferred compensation and employee benefits......................    (1.6)   (2.7)    8.4
                                                                       -------  ------  ------
       Total adjustments..............................................   103.0    34.1    60.2
                                                                       -------  ------  ------
       Net cash provided by operating activities......................   131.5    56.8    77.2
                                                                       -------  ------  ------
Cash Flows from Investing Activities:
 Capital expenditures.................................................   (41.7)  (36.4)  (27.3)
 Sales of investments.................................................      --      --     0.6
 Acquisition of businesses............................................   (45.1)  (42.3)  (20.7)
                                                                       -------  ------  ------
       Net cash used in investing activities..........................   (86.8)  (78.7)  (47.4)
                                                                       -------  ------  ------
Cash Flows from Financing Activities:
 Collections (issuances) of shareholder loans.........................    (5.0)     --     0.4
 Proceeds from short-term borrowings, net.............................     2.9      --      --
 Proceeds from issuance of long-term debt.............................      --    15.3     8.1
 Repayments of long-term debt.........................................    (7.6)  (11.6)  (15.3)
 Repayment of shareholder notes.......................................   (19.1)    0.0     0.0
 Dividends paid.......................................................    (5.5)  (11.9)  (20.0)
 Sales of stock.......................................................    28.0    29.8    37.7
 Redemptions of stock.................................................    (9.9)  (26.3)  (35.9)
                                                                       -------  ------  ------
       Net cash used in financing activities..........................   (16.2)   (4.7)  (25.0)
                                                                       -------  ------  ------
Effect of exchange rates on cash and cash equivalents.................     2.0     1.1    (3.2)
                                                                       -------  ------  ------
Increase (decrease) in Cash and Cash Equivalents......................    30.5   (25.5)    1.6
Cash and Cash Equivalents, Beginning of year..........................   172.0   197.5   195.9

                                                                       -------  ------  ------
Cash and Cash Equivalents, End of Year................................ $ 202.5  $172.0  $197.5

                                                                       =======  ======  ======
Supplemental Cash Flow Information:
 Interest paid........................................................ $  13.0  $ 14.3  $ 15.6
                                                                       =======  ======  ======
 Income taxes paid.................................................... $  38.6  $ 14.4  $ 12.6
                                                                       =======  ======  ======

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                              THE LEO GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in millions, except share data)

1.  Description of Business and Corporate Organization

   The Leo Group, Inc. ("The Leo Group" or the "Company") is a holding company for a global network of marketing and communications operating units that plan, create, produce and place numerous forms of communication on behalf of clients in a broad spectrum of media including television, radio, newspaper, magazine, outdoor and interactive. The Company also provides specialized services to its clients including direct marketing, database marketing, interactive and digital communications, development and production of merchandising and sales promotion programs and materials, health care marketing, public relations, market research, new product development and introduction, corporate branding/identification and package design.

   The Leo Group was formed on January 1, 1999, when Leo Burnett Company ("LBCo.") was merged into Leo Burnett Worldwide ("LBW") and renamed The Leo Group. The Board of LBCo. approved the merger into LBW through an irrevocable Board resolution on December 28, 1998. LBCo. provided marketing and communication services within the United States. LBW provided marketing and communications services to clients outside the United States.

   The merger was effected through an exchange of shares in which each outstanding share of LBCo. was exchanged for 1.79 shares of LBW Series B common stock. In return, LBW received all 555,000 outstanding shares of LBCo.

   In anticipation of the merger, LBCo., by Board resolution effective December 28, 1998, transferred all but $0.001 of capital from common stock to retained earnings. In addition, LBCo. declared a premerger dividend payable in the form of a Promissory Note to each shareholder of record on December 28, 1998. The Promissory Notes, totaling $19.1 plus accrued interest, were paid in full during 1999. The Promissory Notes provide that proceeds from the notes shall first be applied to outstanding loans secured by shares of LBCo. and LBW, with the balance paid in cash to other holders.

   The merger of LBCo. into LBW was accounted for as a reorganization of companies under common control. Accordingly, the financial statements for LBCo. and LBW have been consolidated for all periods presented at historical cost. As a result, all share and per share data has been restated to reflect the exchange into LBW Series B common stock at 1.79 shares per outstanding share of LBCo.

2.  Summary of Significant Accounting Policies

  Principles of Consolidation

   The consolidated financial statements include the accounts of The Leo Group and all its controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates. Investments in companies in which less than a controlling interest is held are accounted for by the equity method.

  Cash and Cash Equivalents

   Cash and cash equivalents are composed of cash and any short-term investments with original maturities less than three months. Checks issued but not presented to the banks for payment may create negative book cash balances. Such negative cash balances are recorded in "Cash overdraft" in the accompanying consolidated balance sheets.

                              THE LEO GROUP, INC.

  Long-Lived Assets

   Long-lived assets are comprised of property and equipment and goodwill. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying amount to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on the best information available, including considering prices for similar assets and the results of valuation techniques to the extent available.

  Property and Equipment and Capitalized Software Costs

   Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is provided on the straight-line method over the estimated useful lives of the depreciable assets, which range from 10 to 40 years for buildings and improvements, and 3 to 15 years for furniture and equipment. Capitalized software costs are amortized on a straight-line basis over 7 years. Capitalized software costs include expenditures for purchased software and for the design, development and testing of new systems. Expenditures for consulting, training, and reengineering efforts are expensed as incurred. Capitalized hardware costs are depreciated under the sum-of-the-years-digits method over 3 to 5 years. Leasehold improvements are amortized over their estimated useful lives or over the terms of the lease, whichever is shorter, on a straight-line basis. Depreciation and amortization expense totaled $38.1, $31.5 and $31.4 in 1999, 1998 and 1997, respectively.

  Goodwill

   The Company generally amortizes goodwill on a straight-line basis over 20 years. Amortization expense totaled $8.3, $5.7 and $1.9 in 1999, 1998 and 1997, respectively.

  Income Taxes

   The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes are provided when tax laws and financial accounting standards differ with respect to the amount of income for a year and the bases of assets and liabilities. Current deferred tax assets and liabilities are netted in the consolidated balance sheets as are long-term deferred tax assets and liabilities. Taxes are not provided on earnings expected to be indefinitely reinvested. To the extent tax accruals differ from actual payments or assessments, the accruals will be adjusted through the provision for income taxes.

  Revenue Recognition

   Commissions and fees are recognized by the Company when billed to clients. Billings to clients occur for media advertising at the time of publication or presentation to the media audience, except for magazine billings, which occur on the closing date of the publication. Billings to clients for print, radio and television production occur in the month in which costs are incurred or paid, or at the completion of the job, in accordance with individual client arrangements. Interactive, direct and promotional marketing and all other services are billed as services are rendered.

                              THE LEO GROUP, INC.

  Foreign Currency Translation

   Assets and liabilities of the Company's foreign subsidiaries, other than those located in highly inflationary countries, are translated at current exchange rates in effect at the end of the period, while income and expense are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine foreign currency gains and losses resulting from financial statement translation. Translation gains and losses are reported as a component of shareholders' investment, except for those associated with highly inflationary countries, which are reported directly in the accompanying consolidated statements of income.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Actual results could differ from those estimates.

  New Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires derivatives to be measured at fair value and changes in the derivative's fair value to be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. Given the Company's limited usage of derivative instruments, this standard is not expected to have a material impact on the Company's results of operations or financial position.

  Reclassified Prior-Year Amounts

   Certain prior-year amounts have been reclassified to conform to the current year's presentation.

3.  Acquisitions

   On March 6, 1998, the Company acquired a 49% interest in BBH Communications Limited ("BBH"), a London-based global marketing and communications business for a total purchase price of $50.6. Approximately half of the purchase price ($25.8) was paid at closing, with the balance covered by a promissory note and a letter of credit guaranty. The second installment ($24.8) was paid on January 15, 1999, and is included in the accompanying financial statements within "Notes payable and lines of credit" at December 31, 1998. The Company's investment in BBH is accounted for using the equity method of accounting. The excess of the cost of the Company's investment over the underlying equity in the net assets of BBH was $38.6 and $43.3 in 1999 and 1998, respectively, and is included in "Other long-term assets." This excess amount is being amortized over 20 years.

                              THE LEO GROUP, INC.

   The following table summarizes specific balance sheet and income statement data of BBH as of June 30, 1999 and for the fiscal year then ended.

       Revenues................................................... $61.3
       Income before taxes........................................  11.0
       Net income.................................................   7.3
       Current assets.............................................  70.3
       Total assets...............................................  78.7
       Current liabilities........................................  57.2
       Total liabilities..........................................  57.5

   During 1999, 1998 and 1997, the Company acquired other marketing and communications businesses or interests in other marketing and communications businesses for total cash consideration of $20.3, $16.5 and $20.7, respectively. These acquisitions were accounted for as purchases and have been included in results of operations since the date of acquisition. The proforma impact of these acquisitions on 1999, 1998 and 1997 results were not significant.

   In addition, the Company made several acquisitions during 1999 for which certain payments were contingent upon the continued employment of the former shareholders for a preestablished period of time. These payments are being amortized over the related employment period as compensation expense. The total compensation expense recognized in 1999 for these acquisitions was $8.9.

4.  Investments

   The Company holds a number of investments in equity securities which have been classified as available for sale. These investments have been valued at fair market value in the accompanying balance sheets. Unrealized holding gains have been recorded in accumulated other comprehensive income. A summary of the fair market values and cost bases of the Company's investments is as follows:

                                                                 1999 1998
                                                                 ---- ----
     Fair market value of investment in equity securities....... $4.3 $5.1
     Cost basis of investment in equity securities..............  1.3  2.3

                                                                 ---- ----
     Unrealized holding gain.................................... $3.0 $2.8

                                                                 ==== ====

5.  Pension and Postretirement Plans

   The Company has various benefit plans covering substantially all U.S. employees and certain foreign employees. The Company's defined benefit plans provide benefits based on years of service and compensation levels. The Company's U.S. funding policy has been to contribute the maximum amount deductible for federal income tax purposes. Due to the overfunded status of the U.S. defined benefit plan, no Company contribution has been required since 1982. Plan assets consist primarily of various securities, real estate and other investments.

   The Company also provides certain health care and life insurance benefits to retired U.S. employees. The Company charges to expense the expected costs of postretirement benefits during the years that the employees render service.

                              THE LEO GROUP, INC.

  Total Company Benefit Costs

   The components of net periodic benefit costs for the pension and postretirement plans were as follows:

                                                                              1999    1998    1997
                                                                             ------  ------  ------
   Pension plan benefits--
       Service cost for benefits earned during the year..................... $  5.8  $  5.9  $  5.6
       Interest cost on projected benefit obligation........................    6.5     7.7     7.3
       Expected return on plan assets.......................................  (14.6)  (12.1)  (10.8)
       Amortization of transition asset.....................................   (0.7)   (0.7)   (0.7)
       Recognized actuarial (gain)..........................................   (0.9)   (0.3)   (0.5)
       Other................................................................    3.9     2.2     1.3

                                                                             ------  ------  ------
          Net pension benefits expense...................................... $   --  $  2.7  $  2.2

                                                                             ======  ======  ======

   Postretirement plan benefits--
       Service cost for benefits earned during the year..................... $  0.4  $  0.4  $  0.5
       Interest cost on accumulated postretirement benefit obligation.......    1.2     1.3     1.3
       Amortization of transition obligation................................    1.0     1.0     1.0
       Recognized actuarial (gain)..........................................   (0.5)   (0.4)   (0.5)

                                                                             ------  ------  ------
          Net postretirement benefits expense............................... $  2.1  $  2.3  $  2.3

                                                                             ======  ======  ======

  Domestic Obligations and Funded Status

   The changes in the benefit obligations and the reconciliation of the funded status of the Company's domestic plans to the accompanying consolidated balance sheets were as follows:

                                                                                                Postretirement
                                                                               Pension Benefits    Benefits
                                                                               ---------------  --------------
                                                                                1999     1998    1999    1998
                                                                               ------   ------  ------  ------
   Change in benefit obligation--
       Benefit obligation at beginning of year................................ $ 54.6   $ 46.1  $ 17.9  $ 16.9
       Service cost...........................................................    3.2      3.4     0.4     0.4
       Interest cost..........................................................    4.3      4.6     1.2     1.3
       Benefits paid..........................................................   (6.7)    (8.0)   (1.4)   (0.7)
       Plan participant contributions.........................................     --       --     0.7     0.5
       Actuarial (gain) loss..................................................   (3.3)     8.5    (2.6)   (0.5)

                                                                               ------   ------  ------  ------
       Benefit obligation at end of year...................................... $ 52.1   $ 54.6  $ 16.2  $ 17.9

                                                                               ======   ======  ======  ======

   Change in plan assets--
       Fair value at beginning of year........................................ $ 82.0   $ 75.6  $   --  $   --
       Actual return on assets................................................   12.3     14.4      --      --
       Company contributions..................................................     --       --     0.7     0.2
       Benefits paid..........................................................   (6.7)    (8.0)   (1.4)   (0.7)
       Participant contributions..............................................     --       --     0.7     0.5

                                                                               ------   ------  ------  ------
       Fair value at end of year.............................................. $ 87.6   $ 82.0  $   --  $   --

                                                                               ======   ======  ======  ======

       Fair value of plan assets greater (less) than benefit obligation....... $ 35.5   $ 27.4  $(16.2) $(17.9)
       Unrecognized net actuarial (gain)......................................  (29.4)   (21.6)  (12.0)   (9.9)
       Unrecognized prior service cost........................................   (1.3)    (1.5)     --      --
       Unrecognized transition obligation (asset).............................   (4.4)    (5.2)   12.4    13.4

                                                                               ------   ------  ------  ------
       Net amounts recognized................................................. $  0.4   $ (0.9) $(15.8) $(14.4)

                                                                               ======   ======  ======  ======

                              THE LEO GROUP, INC.

   Weighted average assumptions as of December 31 are as follows:

                                                         Pension  Postretirement
                                                        Benefits     Benefits
                                                        --------  -------------
                                                        1999 1998  1999    1998
                                                        ---- ---- ----     ----
    Discount rate...................................... 8.0% 8.0% 8.0%     8.0%
    Expected long-term rate of return on plan assets... 8.5% 8.5% N/A      N/A
    Expected rate of future compensation increases..... 5.5% 5.5% N/A      N/A
                                                        ===  ===  ===      ===

   At December 31, 1999, the health care cost trend rates were assumed to be 8.0%, gradually declining to 5.0% in 2004. A 1.0% increase in the medical inflation rate would increase the accumulated postretirement benefit obligation as of December 31, 1999, by approximately $2.8 and increase the net periodic cost by $0.3. A 1.0% decrease in the medical inflation rate would decrease the accumulated postretirement benefit obligation as of December 31, 1999, by approximately $2.6 and decrease the net periodic cost by approximately $0.3.

  Foreign Obligations and Funded Status

   The changes in benefit obligations and the reconciliations of the funded status of the Company's foreign pension plans to the accompanying consolidated balance sheets were as follows:

                                                                           Pension
                                                                          Benefits
                                                                        ------------
                                                                        1999   1998
                                                                        -----  -----
   Change in benefit obligation--
       Benefit obligation at beginning of year......................... $37.3  $35.8
       Service cost....................................................   2.6    2.5
       Interest cost...................................................   2.2    3.1
       Benefits paid...................................................  (1.8)  (1.7)
       Actuarial loss (gain)...........................................   7.0   (3.5)
       Other...........................................................  (1.2)   1.1
                                                                        -----  -----
       Benefit obligation at end of year............................... $46.1  $37.3
                                                                        =====  =====

   Change in plan assets--
       Fair value at beginning of year................................. $38.4  $32.2
       Actual return on assets.........................................   3.1    3.0
       Company contributions...........................................   1.5    1.2
       Participant contributions.......................................   0.6    0.7
       Benefits paid...................................................  (1.4)  (1.3)
       Other...........................................................   3.7    2.6
                                                                        -----  -----
       Fair value at end of year....................................... $45.9  $38.4
                                                                        =====  =====

       Fair value of plan assets greater than benefit obligation....... $(0.2) $ 1.1
       Unrecognized net actuarial gain.................................  (1.6)  (4.0)
       Unrecognized prior service cost.................................   0.5    0.6
                                                                        -----  -----
       Net amounts recognized.......................................... $(1.3) $(2.3)
                                                                        =====  =====

                              THE LEO GROUP, INC.

   Weighted average assumptions as of December 31 are as follows:

                                                                Pension
                                                               Benefits
                                                               --------
                                                               1999 1998
                                                               ---- ----
           Discount rate...................................... 6.2% 6.5%
           Expected long-term rate of return on plan assets... 7.7% 8.2%
           Expected rate of future compensation increases..... 4.3% 4.4%
                                                               ===  ===

   In addition to the plans described above, the Company has certain other defined benefit and retirement plans. The total expense for these plans was $4.8, $4.0, and $3.9 in 1999, 1998 and 1997, respectively. The Company also has deferred compensation plans for certain employees to defer a portion of their compensation to future years. The total expense related to these plans was approximately $0.7, $1.3, and $1.1 in 1999, 1998 and 1997, respectively.

6.  Compensation Plans

   The Company has a special bonus plan and grants awards for certain key executives and employees. The costs of the special bonus plan and other awards are charged to income on a current basis. These costs are included in "Compensation and employee benefits" in the accompanying consolidated statements of income.

   The Company also has a profit-sharing plan covering most of its U.S. employees. The total profit-sharing expense in 1999, 1998 and 1997 was $16.8, $15.9 and $16.5, respectively.

   Through the first quarter of 1999, certain key employees were designated participants in the Star Reachers Compensation Plan and were allocated annual awards as determined by the Board of Directors. The annual awards may be distributed to the participants or deferred at the discretion of the Board. The plan was terminated at the end of the first quarter of 1999 in connection with the merger of LBCo. into LBW.

   During 1999, 1998 and 1997 the Board elected to distribute a substantial portion of the awards ($2.1, $29.6, and $39.0, respectively) allocated to the participants noted above. The portion of the award which was deferred ($0.0, $1.0, and $1.2 as of December 31, 1999, 1998 and 1997, respectively) is reflected in "Other current liabilities" and "Other long-term liabilities" in the accompanying consolidated balance sheets.

                              THE LEO GROUP, INC.

7.  Income Taxes

   Income before taxes/minority interest and equity in affiliates and the provision for U.S. federal, state, and foreign taxes on these earnings were the following:

                                                                        1999    1998   1997
                                                                       ------  ------  -----
   Income before taxes/minority interest and equity in affiliates--
       United States.................................................. $ 37.2  $ 26.0  $12.1
       Foreign........................................................   24.8    13.5   17.6
                                                                       ------  ------  -----
                                                                       $ 62.0  $ 39.5  $29.7
                                                                       ======  ======  =====

   Income taxes--
       Currently payable--
          Federal..................................................... $ 26.1  $  1.0  $ 0.6
          State.......................................................    6.3     0.2    0.1
          Foreign.....................................................   14.3    19.6   13.3
                                                                       ------  ------  -----
                                                                       $ 46.7  $ 20.8  $14.0
                                                                       ======  ======  =====

       Deferred--
          Federal..................................................... $(16.2) $ (7.6) $  --
          State.......................................................   (1.7)     --     --
          Foreign.....................................................    0.4    (4.1)  (4.7)
                                                                       ------  ------  -----
                                                                       $(17.5) $(11.7) $(4.7)
                                                                       ------  ------  -----
   Total income tax provision......................................... $ 29.2  $  9.1  $ 9.3
                                                                       ======  ======  =====

   The difference between income taxes at the federal statutory income tax rate and the provision for income taxes included in the accompanying consolidated statements of income is reconciled as follows:

                                                                     1999           1998           1997
                                                                -------------  -------------  -------------
                                                                Total  Percent Total  Percent Total  Percent
                                                                -----  ------- -----  ------- -----  -------
At statutory rate.............................................. $21.7   35.0%  $13.9    35.0% $10.4    35.0%
Increase (decrease) resulting from--
   Nondeductible expenses......................................   0.7    1.1     1.0     2.5    0.7     2.5
   Foreign losses not deductible...............................   2.2    3.6     3.4     8.7    3.9    13.3
   Foreign losses utilized.....................................  (1.4)  (2.3)   (0.4)   (1.0)  (0.7)   (2.4)
   Goodwill amortization.......................................   1.9    3.1     1.0     2.5    0.7     2.2
   Higher aggregate effective tax rate on foreign operations...   0.2    0.3     1.6     4.0    0.9     2.9
   S Corporation federal tax paid at shareholder level.........    --     --    (5.0)  (12.7)  (7.4)  (24.9)
   State and local taxes on income, net of federal tax
   benefit.....................................................   3.0    4.9      --      --     --      --
   Tax benefit of restructuring................................    --     --    (7.6)  (19.2)    --      --
   Foreign currency losses.....................................    --     --     0.6     1.5    0.4     1.3
   Other, net..................................................   0.9    1.5     0.6     1.6    0.4     1.4
                                                                -----   ----   -----   -----  -----   -----
Provision for income taxes..................................... $29.2   47.2%  $ 9.1    22.9% $ 9.3    31.3%
                                                                =====   ====   =====   =====  =====   =====

                              THE LEO GROUP, INC.

  1998 Merger of LBW-LBCo.

   In conjunction with the Board's irrevocable actions and the merger previously described in Note 1, LBCo., by law, returned to a C Corporation for U.S. Federal income tax purposes. As a result, certain prepaid and deferred tax items were recorded in the Company's balance sheet at December 31, 1998. Deferred income taxes are provided for the temporary differences between financial and tax reporting. Deferred tax benefits totaling $29.9 resulted principally from recording expenses in the financial statements that are not currently deductible for tax purposes. In addition, deferred tax liabilities of $22.3 resulted primarily from deferred gain on the sales-leaseback transaction (discussed in Note 13) and the recognition of income upon the change from cash to accrual basis reporting for tax purposes. Internal Revenue Code Section 481(a) allows the tax liability arising from the cash to accrual accounting method change to be paid in equal installments over four years. The deferred tax liability associated with the Section 481(a) adjustment will be paid in four installments in the tax years 1999-2002.

   The deferred tax assets and liabilities included in the accompanying consolidated balance sheets were the following:

                                                         Deferred   Deferred Tax
                                                        Tax Assets  Liabilities
                                                        ----------- ------------
                                                        1999  1998   1999  1998
                                                        ----- ----- -----  -----
Current--
       Postretirement benefits......................... $ 1.7 $ 1.9 $  --  $  --
       Other benefit plans.............................   0.4   0.5    --     --
       Other accrued expenses..........................   1.6   1.8    --     --
       Section 481(a) income...........................    --    --   2.3    2.4
                                                        ----- ----- -----  -----
          Total current................................   3.7   4.2   2.3    2.4
                                                        ----- ----- -----  -----

   Noncurrent--
       Depreciation and amortization...................   1.5   0.7    --     --
       Postretirement benefits.........................  12.8  11.7    --     --
       Other benefit plans.............................   5.0   6.1    --     --
       Other accrued expenses..........................  16.8   7.2    --     --
       Section 481(a) income...........................    --    --   4.5    7.2
       Deferred gain on sale-leaseback.................    --    --  11.3   11.9
       Nondeductible expenses..........................  19.0  13.1   1.0    1.6
                                                        ----- ----- -----  -----
          Total noncurrent.............................  55.1  38.8  16.8   20.7
                                                        ----- ----- -----  -----
   Total deferred taxes (net of valuation allowance)... $58.8 $43.0 $19.1  $23.1
                                                        ===== ===== =====  =====

   At December 31, 1999, a valuation allowance of $15.4 existed, as it is more likely than not that certain foreign net operating losses will not be recognized in the future. At December 31, 1998, the valuation allowance was $14.5.

   At December 31, 1999, 1998 and 1997, the cumulative undistributed earnings of the Company's foreign operations totaled approximately $56.0, $54.0 and $50.0, respectively, for which no provisions for foreign withholding or U.S. income taxes have been made. These amounts have been permanently reinvested in working capital and property and equipment.

                              THE LEO GROUP, INC.

   At December 31, 1999, certain of the Company's foreign subsidiaries had net operating loss carryforwards aggregating approximately $34.3, which are available to offset future taxable income. These loss carryforwards are scheduled to expire as follows:

            2000............................................. $ 0.6
            2001.............................................   2.0
            2002.............................................   1.9
            2003.............................................   1.2
            2004 and subsequent..............................   5.3
            Indefinite.......................................  23.3
                                                              -----
                                                              $34.3
                                                              =====

8.  Short-Term Borrowings and Long-Term Debt

   Short-term bank borrowings consist principally of amounts borrowed under domestic and international bank overdraft facilities and lines of credit. The Company had $93.8 available under various lines of credit at December 31, 1999. A total of $2.9 was outstanding under various lines of credit at December 31, 1999, and is included in "Notes payable and lines of credit" in the accompanying consolidated balance sheet.

   In connection with the BBH acquisition, the Company also had a $25.0 letter of credit guaranty in place as of December 31, 1998. Upon payment of the second installment to BBH on January 15, 1999, the letter of credit guaranty was automatically terminated.

   At December 31, 1999 and 1998, long-term debt consisted of the following:

                                                                                                      1999 1998
                                                                                                      ---- -----
   Notes payable of various domestic subsidiaries.................................................... $2.8 $ 6.0
   Other domestic obligations........................................................................  3.6   4.6
   Notes payable at foreign locations, at varying interest rates and due dates (payable in various
   foreign currencies)...............................................................................  2.2   5.6
                                                                                                      ---- -----
       Total debt....................................................................................  8.6  16.2
   Less-Current portion..............................................................................  6.0   8.4
                                                                                                      ---- -----
       Total long-term debt.......................................................................... $2.6 $ 7.8
                                                                                                      ==== =====

   Scheduled maturities of long-term debt are as follows:

                2000.......................................... $6.0
                2001..........................................  2.4
                2002..........................................  0.2
                2003..........................................   --
                2004 and thereafter...........................   --
                                                               ----
                                                               $8.6
                                                               ====

   Domestic debt consists of bank borrowings held by subsidiaries, shareholder redemption notes, and other debt.

   The carrying value of the long-term debt approximates fair value.

                              THE LEO GROUP, INC.

9.  Mandatorily Redeemable Stock

   The Leo Group Voting Trust (the "Trust") is the owner of record of all issued and outstanding shares of mandatorily redeemable stock of the Company. The Trust has issued Voting Trust Certificates, which represent a beneficial interest in the common stock of the Company. Purchases and sales of the Company's common stock are governed by the provisions of the Stock Purchase Agreement. In the event of death or termination of employment with the Company, the certificates owned by such individuals are purchased by the Company at the then-current book value per share of the Company's common stock after reflecting shareholder distributions. Payment for shares is generally made upon redemption. Redemption amounts relating to the stock purchase agreements are included in "Mandatorily redeemable stock" in the accompanying consolidated balance sheets.

10.  Transactions with Related Parties

   During 1991, the Company executed a promissory note, whereby it borrowed $14.1 from Starplan Limited Partnership ("Starplan"), a Delaware limited partnership. This note is a demand note, and interest is computed at the prime rate in effect at the beginning of each quarter. Interest is due and payable to Starplan at the end of each quarter. As of December 31, 1999 and 1998, $1.8 and $2.4, respectively, remains outstanding. Interest expense of $0.2, $0.4 and $0.5 was incurred during 1999, 1998 and 1997, respectively.

11.  Segment Information

   During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of this standard requires that reportable segments be reported on a basis consistent with how management assesses segment performance. The Company operates and manages its business within two business segments: Global Marketing and Communications and Real Estate. The Global Marketing and Communications segment conducts its business as a global network using an integrated and multidisciplinary approach. The Real Estate segment has been disclosed as a separate reportable segment as its activities are unrelated to the Company's core business segment. The Real Estate operations reflect the Company's residual ownership interest in its corporate headquarters building (see Note 13). Prior to the merger of LBCo. into LBW in 1999, LBCo. was an S Corporation for federal income tax purposes which allowed its income to be taxed directly to its shareholders. Unaudited pro forma tax provision and pro forma segment net

                              THE LEO GROUP, INC.

income are shown below for 1998 and 1997 as if LBCo. had been taxed as a C Corporation. Comparable segment data and the related enterprise-wide disclosures are summarized below:

                         Operating Segment Information

                            Global Marketing and
                               Communications               Real Estate       Reclasses/Eliminations
                        ----------------------------  ----------------------  ----------------------
                          1999      1998      1997     1999    1998    1997    1999    1998    1997
                        --------  --------  --------  ------  ------  ------  ------  ------  ------
Revenues............... $  912.8  $  810.7  $  793.9  $ 42.7  $ 41.0  $ 45.6  $(21.3) $(20.6) $(28.2)
Operating expense......   (856.4)   (783.6)   (759.8)  (23.5)  (22.5)  (26.0)   21.3    20.6    28.2
                        --------  --------  --------  ------  ------  ------  ------  ------  ------
Operating income.......     56.4      27.1      34.1    19.2    18.5    19.6      --      --      --
Interest income........      7.9      12.0      11.2      --      --      --      --      --      --
Interest expense.......     (4.7)     (6.2)     (4.6)  (11.2)  (11.2)  (13.4)     --      --      --
Foreign currency
 loss..................     (5.6)     (0.7)    (17.2)     --      --      --      --      --      --
Other, net.............     (0.4)     (0.1)       --     0.4     0.1      --      --      --      --
                        --------  --------  --------  ------  ------  ------  ------  ------  ------
Income before taxes/
 minority interest and
 equity in affiliates..     53.6      32.1      23.5     8.4     7.4     6.2      --      --      --
Provision for income
 taxes.................     29.2       9.1       9.3      --      --      --      --      --      --
                        --------  --------  --------  ------  ------  ------  ------  ------  ------
Income before minority
 interest..............     24.4      23.0      14.2     8.4     7.4     6.2      --      --      --
Minority interest
 expense, net of tax...      1.6      (3.5)     (3.4)   (7.0)   (6.6)     --      --      --      --
Equity in affiliates...      1.1       2.4        --
                        --------  --------  --------  ------  ------  ------  ------  ------  ------
Net income............. $   27.1  $   21.9  $   10.8  $  1.4  $  0.8  $  6.2  $   --  $   --  $   --
                        ========  ========  ========  ======  ======  ======  ======  ======  ======
Unaudited pro forma
 tax provision (as if a
 C Corporation)........      N/A  $   14.6  $   17.0     N/A  $   --  $   --     N/A  $   --  $   --
Unaudited pro forma
 net income (as if a C
 Corporation)..........      N/A      16.4       3.1     N/A     0.8     6.2     N/A      --      --
Total assets...........  1,434.6   1,162.9   1,075.2   166.4   175.1   183.3      --      --      --
Star Reachers expense
 (included in
 operating expense
 above)................      2.1      30.6      40.2      --      --      --      --      --      --
Depreciation and
 amortization..........     38.3      29.1      26.9     8.1     8.1     6.4      --      --      --
Capital expenditures...     41.7      36.4      27.3      --      --      --      --      --      --
                        ========  ========  ========  ======  ======  ======  ======  ======  ======

                                The Leo Group
                        ----------------------------
                          1999      1998      1997
                        --------  --------  --------
Revenues............... $  934.2  $  831.1  $  811.3
Operating expense......   (858.6)   (785.5)   (757.6)
                        --------  --------  --------
Operating income.......     75.6      45.6      53.7
Interest income........      7.9      12.0      11.2
Interest expense.......    (15.9)    (17.4)    (18.0)
Foreign currency
 loss..................     (5.6)     (0.7)    (17.2)
Other, net.............       --        --        --
                        --------  --------  --------
Income before taxes/
 minority interest and
 equity in affiliates..     62.0      39.5      29.7
Provision for income
 taxes.................     29.2       9.1       9.3
                        --------  --------  --------
Income before minority
 interest..............     32.8      30.4      20.4
Minority interest
 expense, net of tax...     (5.4)    (10.1)     (3.4)
Equity in affiliates...      1.1       2.4        --
                        --------  --------  --------
Net income............. $   28.5  $   22.7  $   17.0
                        ========  ========  ========
Unaudited pro forma
 tax provision (as if a
 C Corporation)........      N/A  $   14.6  $   17.0
Unaudited pro forma
 net income (as if a C
 Corporation)..........      N/A      17.2       9.3
Total assets...........  1,601.0   1,338.0   1,258.5
Star Reachers expense
 (included in
 operating expense
 above)................      2.1      30.6      40.2
Depreciation and
 amortization..........     46.4      37.2      33.3
Capital expenditures...     41.7      36.4      27.3
                        ========  ========  ========

                              THE LEO GROUP, INC.

                            Geographic Information

                                                                 Long-Lived
                                                 Revenues          Assets
                                           -------------------- -------------
                                            1999   1998   1997   1999   1998
                                           ------ ------ ------ ------ ------
   United States.......................... $445.9 $382.5 $381.9 $250.4 $260.2
   Foreign................................  488.3  448.6  429.4  102.4   90.5
                                           ------ ------ ------ ------ ------
   Total.................................. $934.2 $831.1 $811.3 $352.8 $350.7
                                           ====== ====== ====== ====== ======

12.  Commitments and Contingencies

   The Company leases office space, a portion of office equipment, computers and automobiles. Total rental expense under lease obligations in 1999, 1998 and 1997 was $29.9, $23.9, and $25.1, respectively, excluding amounts related to the Company's corporate headquarters (see Note 13). The Company's remaining future minimum rental payments to outside parties as of December 31, 1999, for all leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

               2000.......................................... $ 29.2
               2001..........................................   25.3
               2002..........................................   21.6
               2003..........................................   19.8
               2004..........................................   12.9
               Thereafter....................................   11.1
                                                              ------
                   Total..................................... $119.9
                                                              ======

   The Company is involved in various legal matters which are being defended and handled in the ordinary course of business. Although it is not possible to predict the outcome of these matters, management believes that the results will not have a material impact on its financial statements.

   Several of the Company's clients individually represent a significant source of revenue for the Company. Two clients accounted for 16% and 11% of total 1999 revenues, and 18% and 11% of revenues in both 1998 and 1997.

   As is common industry practice, contracts can generally be terminated by clients with 30 to 90 days notice. The loss of a major client of the Company could have a significant negative impact on the Company's business.

   As of December 31, 1999, the Company had certain media guarantees in effect totaling approximately $20.0. These guarantees are in effect, where required by local media or advertising industry practice, to ensure that liabilities owed to media vendors are paid. During 1999, the Company has not been required to perform on any of these guarantees.

   Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The clients of the Company consist mainly of major consumer products companies. The Company performs regular credit reviews of customers. Allowances are maintained for potential credit losses. To date, such losses have been within management's expectations and allowances for doubtful accounts are adequate to cover foreseeable credit risk losses. Notwithstanding the fact that the nature of the industry presents inherent risks, management believes that the likelihood of any significant loss resulting from a concentration of credit is minimal.

                              THE LEO GROUP, INC.

   The Company provides loans to certain key shareholders for the purchase of the Company's stock. These loans are in the form of demand notes and generally bear interest at the U.S. prime rate less 0.5%. As of December 31, 1999, $5.6 is outstanding and has been reflected as a reduction to "Shareholders' Investment". In addition, the Company guarantees loans made to shareholders by various banks to finance the purchases of the Company's stock. As of December 31, 1999, the Company had guarantees in effect totaling $55.4 (see Note 14). During 1999, the Company was not required to perform on any of these guarantees.

13.  Sale-Leaseback Transaction

   Beginning in 1987, the Company constructed the 1.1 million rentable square foot office building that serves as its corporate headquarters. Prior to December 1997, the Company operated as the owner and landlord of the building. During 1997, the Company decided to transfer substantially all of the ownership of the building. As a result, in December 1997, the Company contributed its corporate headquarters to a joint venture (the "Venture") substantially owned by Starwood Capital Group, L.L.C. and the John Buck Company. In exchange for the Company's contribution, the Venture assumed the Company's building-related debt of $219.5. In conjunction with this transaction, the Company entered into a 15-year lease for the portion of the building that it occupies. The Company also retained a 3.6% interest in the Venture. For accounting purposes, due to the Company's continuing ownership interest in the building, this transaction was accounted for as a financing, with the building and the finance obligation continuing to be reflected in the Company's financial statements. Even though the building obligation is reflected on the Company's balance sheet, the Company's only continuing obligation is its annual lease payments shown below since the Venture has fully assumed the building mortgage. In addition, for accounting purposes, the operating results of the Venture are included in the Company's consolidated income statements, with the 96.4% interest not owned by the Company reflected as minority interest expense.

   Significant accounting policies of the Venture are as follows:

  . Rental income is recognized on a straight-line basis over the terms of the respective leases.

  . Depreciation expense is provided on a straight-line basis over the estimated useful lives of the depreciable assets which range from 10 to 40 years for buildings and improvements and 3 to 15 years for furniture and equipment.

   Total rental expense under lease obligations in 1999, 1998 and 1997 was $11.2, $11.2, and $13.4, respectively. The Company's remaining future minimum lease payments as of December 31, 1999 are as follows:

               2000.......................................... $  9.8
               2001..........................................   10.1
               2002..........................................   10.3
               2003..........................................   10.6
               2004..........................................   10.8
               Thereafter....................................   93.4
                                                              ------
                   Total..................................... $145.0
                                                              ======

14.  Subsequent Events

   On January 31, 2000, the Company's shareholders approved a business combination with The MacManus Group, Inc. ("MacManus"). This combination was effected by the formation of a new holding company named BDM. All of the Company's 9,491,560 outstanding shares were exchanged for the same number of BDM

                              THE LEO GROUP, INC.

shares. MacManus shareholders exchanged 695,492 MacManus shares for 5,981,100 BDM shares based on an exchange ratio of 8.6:1. The BDM Board of Directors will be comprised of four seats with the Company having two seats and MacManus having two seats. This combination will be accounted for as a purchase with the Company deemed to be the acquiror for accounting purposes.

   In connection with the combination, the Company offered to redeem 752,525 shares from selected shareholders at fair value on January 1, 2000. This offer resulted in a compensation charge of approximately $71.9. On January 31, 2000, selected shareholders elected to redeem 649,045 shares for cash. To finance this redemption, the Company borrowed $100.0 under a 3-year term loan at an interest rate of LIBOR plus 112.5 basis points (initially at 7.455%). A portion of the proceeds were used by shareholders to pay loans previously guaranteed by the Company.

   Subsequent to the issuance of BDM shares, Bcom3 was selected as the new name of the holding company. Effectively, the Company became a wholly owned subsidiary of Bcom3. Bcom3 announced it intends to pursue an initial public offering within the next 12 to 24 months.

   On March 14, 2000, Dentsu Inc. ("Dentsu") purchased approximately 20% of Bcom3's common shares for $493.2 in cash. As a result, Dentsu received two seats on the Bcom3 Board of Directors, increasing the total number of seats on the Board from four to six.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of The MacManus Group, Inc.:

   We have audited the accompanying consolidated balance sheets of The MacManus Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The MacManus Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

New York, New York
May 10, 2000

                   THE MACMANUS GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 1998
                            (dollars in thousands)

                                                                                                                    1999
                                                                                                                 ----------
                                                    ASSETS:
-------
Current assets:
  Cash and cash equivalents..................................................................................... $  187,084
  Accounts receivable (less allowance for doubtful accounts of $10,187 and $9,365, respectively)................    775,316
  Production expenditures billable to clients...................................................................     88,257
  Prepaid expenses and other assets.............................................................................     17,818
  Deferred income taxes.........................................................................................     11,819
                                                                                                                 ----------
   Total current assets.........................................................................................  1,080,294
Property and equipment, at cost.................................................................................    183,640
  Less: Accumulated depreciation and amortization...............................................................    103,023
                                                                                                                 ----------
                                                                                                                     80,617
Other assets:
  Goodwill, at cost (net of accumulated amortization of $43,941 and $37,998, respectively)......................    186,578
  Deferred income taxes.........................................................................................     30,339
  Other.........................................................................................................     34,611
                                                                                                                 ----------
                                                                                                                    251,528
                                                                                                                 ----------
Total Assets.................................................................................................... $1,412,439
                                                                                                                 ==========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current liabilities:
  Short-term borrowings......................................................................................... $   42,372
  Current portion of long-term debt.............................................................................     91,021
  Trade accounts payable........................................................................................    827,657
  Accrued expenses and other payables...........................................................................    226,757
  Accrued income taxes..........................................................................................      9,611
                                                                                                                 ----------
   Total current liabilities....................................................................................  1,197,418
Other liabilities:
  Deferred compensation and accrued retirement benefits.........................................................     55,450
  Long-term debt................................................................................................      5,113
  Deferred rent.................................................................................................     23,278
  Other long-term liabilities...................................................................................     62,792
  Deferred income taxes.........................................................................................        359
                                                                                                                 ----------
                                                                                                                    146,992
Minority interest...............................................................................................      8,992
Commitments and contingencies...................................................................................         --
Mandatorily redeemable stock....................................................................................     30,245
Stockholders' equity:...........................................................................................
  Preferred stock, 6%, 500,000 shares authorized, none issued...................................................         --
  Preferred stock, $8 stated value, 1,000,000 shares authorized; 850,138 issued; 16,000 and 18,700 shares outstanding at December 31, 1999 and 1998, respectively, after deducting 834,138 and 831,438 shares held
   in treasury, respectively....................................................................................        128
  Convertible preferred stock, Series A and B, 96,050 shares authorized and issued, no shares outstanding after
   deducting 96,050 shares held in treasury.....................................................................         --
  Common stock, Series A and B, $1 par value, 1,000,000 shares authorized; 598,283 shares issued; 25,845 and
   31,845 shares outstanding at December 31, 1999 and 1998, respectively, after deducting 572,438, and
   566,438 shares held in treasury, respectively................................................................         26
  Common stock, Class C, $.05 par value, 1,700,000 shares authorized; 1,165,580 and 1,091,750 shares issued at
   December 31, 1999 and 1998, respectively; 1,102,930 and 1,056,980 shares outstanding at December 31,
   1999 and 1998, respectively, after deducting 62,650 and 34,770 shares held in treasury, respectively.........         55
Paid-in capital.................................................................................................      1,653
Redemption premium on certain shares of common stock............................................................        323
Retained earnings...............................................................................................     46,671
Accumulated other comprehensive loss............................................................................    (20,064)
   Total stockholders' equity...................................................................................     28,792
                                                                                                                 ----------
Total Liabilities and Stockholders' Equity...................................................................... $1,412,439
                                                                                                                 ==========

                                                                                                                    1998
                                                                                                                 ----------
                                                    ASSETS:
-------
Current assets:
  Cash and cash equivalents..................................................................................... $  222,750
  Accounts receivable (less allowance for doubtful accounts of $10,187 and $9,365, respectively)................    678,124
  Production expenditures billable to clients...................................................................     78,669
  Prepaid expenses and other assets.............................................................................     19,731
  Deferred income taxes.........................................................................................      2,072
                                                                                                                 ----------
   Total current assets.........................................................................................  1,001,346
Property and equipment, at cost.................................................................................    162,763
  Less: Accumulated depreciation and amortization...............................................................     90,826
                                                                                                                 ----------
                                                                                                                     71,937
Other assets:
  Goodwill, at cost (net of accumulated amortization of $43,941 and $37,998, respectively)......................    153,743
  Deferred income taxes.........................................................................................     34,267
  Other.........................................................................................................     25,471
                                                                                                                 ----------
                                                                                                                    213,481
                                                                                                                 ----------
Total Assets.................................................................................................... $1,286,764
                                                                                                                 ==========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
Current liabilities:
  Short-term borrowings......................................................................................... $   33,870
  Current portion of long-term debt.............................................................................     23,542
  Trade accounts payable........................................................................................    767,159
  Accrued expenses and other payables...........................................................................    155,889
  Accrued income taxes..........................................................................................     11,177
                                                                                                                 ----------
   Total current liabilities....................................................................................    991,637
Other liabilities:
  Deferred compensation and accrued retirement benefits.........................................................     59,557
  Long-term debt................................................................................................    118,519
  Deferred rent.................................................................................................     23,595
  Other long-term liabilities...................................................................................     56,244
  Deferred income taxes.........................................................................................        808
                                                                                                                 ----------
                                                                                                                    258,723
Minority interest...............................................................................................      9,681
Commitments and contingencies...................................................................................         --
Mandatorily redeemable stock....................................................................................     26,555
Stockholders' equity:...........................................................................................
  Preferred stock, 6%, 500,000 shares authorized, none issued...................................................         --
  Preferred stock, $8 stated value, 1,000,000 shares authorized; 850,138 issued; 16,000 and 18,700 shares outstanding at December 31, 1999 and 1998, respectively, after deducting 834,138 and 831,438 shares held
   in treasury, respectively....................................................................................        150
  Convertible preferred stock, Series A and B, 96,050 shares authorized and issued, no shares outstanding after
   deducting 96,050 shares held in treasury.....................................................................         --
  Common stock, Series A and B, $1 par value, 1,000,000 shares authorized; 598,283 shares issued; 25,845 and
   31,845 shares outstanding at December 31, 1999 and 1998, respectively, after deducting 572,438, and
   566,438 shares held in treasury, respectively................................................................         32
  Common stock, Class C, $.05 par value, 1,700,000 shares authorized; 1,165,580 and 1,091,750 shares issued at
   December 31, 1999 and 1998, respectively; 1,102,930 and 1,056,980 shares outstanding at December 31,
   1999 and 1998, respectively, after deducting 62,650 and 34,770 shares held in treasury, respectively.........         53
Paid-in capital.................................................................................................      1,653
Redemption premium on certain shares of common stock............................................................        323
Retained earnings...............................................................................................     13,071
Accumulated other comprehensive loss............................................................................    (15,114)
   Total stockholders' equity...................................................................................        168
                                                                                                                 ----------
Total Liabilities and Stockholders' Equity...................................................................... $1,286,764
                                                                                                                 ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   THE MACMANUS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the years ended December 31, 1999, 1998 and 1997
                            (dollars in thousands)

                                                                1999      1998      1997
                                                              --------  --------  --------
Commission and fee revenues.................................. $787,461  $730,275  $731,455
Operating expenses:
   Compensation and employee benefits........................  485,403   458,991   459,222
   General agency............................................  149,087   135,983   137,050
   Occupancy.................................................   62,220    62,480    63,764
   Depreciation and amortization.............................   23,404    21,018    20,331
   Nonrecurring charge.......................................       --    97,350        --
                                                              --------  --------  --------
       Total operating expenses..............................  720,114   775,822   680,367
                                                              --------  --------  --------
Operating income/(loss)......................................   67,347   (45,547)   51,088
Other income/(expense):
   Interest income...........................................    6,851     8,038     4,702
   Interest expense..........................................  (12,397)  (13,412)  (12,556)
   Foreign currency gain (loss)..............................      869       376    (1,179)
                                                              --------  --------  --------
       Total other expense...................................   (4,677)   (4,998)   (9,033)
       Income/(loss) before provision for income taxes.......   62,670   (50,545)   42,055
Provision for income taxes...................................   25,772    10,260    18,135
                                                              --------  --------  --------
       Income/(loss) after provision for income taxes........   36,898   (60,805)   23,920
Minority interest............................................   (4,757)   (6,642)   (3,282)
Equity in affiliates.........................................      920       889     1,527
                                                              --------  --------  --------
Net income/(loss)............................................ $ 33,061  $(66,558) $ 22,165
                                                              ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MACMANUS GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             for the years ended December 31, 1999, 1998, and 1997
                 (dollars in thousands, except share amounts)

                                                                Common Stock
                                                              ----------------
                                                    Preferred Series                                          Accumulated
                                                    Stock ($8 A and B  Class C                                   Other
                                      Comprehensive  stated   ($1 par ($.05 par Paid-in Redemption Retained  Comprehensive
                                      (Loss)/Income  value)   value)   value)   Capital  Premium   Earnings      Loss
                                      ------------- --------- ------- --------- ------- ---------- --------  -------------
Balances, December 31, 1997..........                 $ 397    $ 45     $ 49    $2,393     $323    $ 85,327    $ (7,026)
Comprehensive loss:
Net loss.............................   $(66,558)                                                   (66,558)
Other comprehensive loss, net of tax:
  Foreign currency translation
   adjustment........................     (1,599)                                                                (1,599)
  Minimum pension liability
   adjustment, net of $2,741 tax
   benefit...........................     (6,489)                                                                (6,489)
                                        --------
Comprehensive loss:..................   $(74,646)
                                        ========
Cost of 30,897 shares of $8
 preferred stock, 12,500 shares of
 Series A and B common stock,
 and 140,550 shares of Class C
 common stock, in each case
 repurchased for treasury............                  (247)    (13)      (6)     (740)             (15,895)
Issuance of 195,500 shares of
 Class C common stock from
 treasury............................                                     10
Retained earnings allocable to
 mandatorily redeemable stock........                                                                10,197
                                                      -----    ----     ----    ------     ----    --------    --------
Balances, December 31, 1998..........                   150      32       53     1,653      323      13,071     (15,114)
Comprehensive income:
Net income...........................   $ 33,061                                                     33,061
Other comprehensive loss, net of
 tax:
  Foreign currency translation
   adjustment........................     (4,837)                                                                (4,837)
  Minimum pension liability
   adjustment, net of $81 tax
   benefit...........................       (113)                                                                  (113)
                                        --------
Comprehensive income:................   $ 28,111
                                        ========
Cost of 2,700 shares of $8 preferred
 stock, 6,000 shares of Series A
 and B common stock, and
 205,250 shares of Class C
 common stock, in each case
 repurchased for treasury............                   (22)     (6)     (10)
Issuance of 251,200 shares of
 Class C common stock from
 treasury............................                                     12
Retained earnings allocable to
 mandatorily redeemable stock........                                                                   539
                                                      -----    ----     ----    ------     ----    --------    --------
Balances, December 31, 1999..........                 $ 128    $ 26     $ 55    $1,653     $323    $ 46,671    $(20,064)
                                                      =====    ====     ====    ======     ====    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   THE MACMANUS GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997
                            (dollars in thousands)

                                                                                1999      1998      1997
                                                                              --------  --------  --------
Cash flows from operating activities:........................................
 Net income (loss)........................................................... $ 33,061  $(66,558) $ 22,165
 Reconciliation of net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.............................................   23,404    21,018    20,331
   Nonrecurring charge.......................................................       --    97,350        --
   (Decrease)/increase in deferred compensation and accrued retirement
     benefits................................................................   (4,166)   10,013    (3,797)
   Decrease in deferred income taxes.........................................   (2,864)   (9,284)   (2,073)
   (Decrease)/increase in deferred rent liability............................     (317)     (685)      431
 Changes in operating assets and liabilities, net of effects from acquisition
   (Increase)/decrease in accounts receivable, net...........................  (95,327)   94,709   (39,164)
   Increase in production expenditures billable to clients...................   (5,854)   (6,503)     (729)
   Increase/(decrease) in trade accounts payable.............................   65,534   (41,884)   45,197
   Increase in accrued expenses and other payables...........................   43,225     1,990     2,121
   (Decrease)/increase in accrued income taxes...............................   (1,520)    3,400      (783)
   Other, net................................................................    8,739     9,498     6,947
                                                                              --------  --------  --------
     Net cash provided by operating activities...............................   63,915   113,064    50,646
                                                                              --------  --------  --------
Cash flows from investing activities:
 Business acquisitions, net of cash acquired.................................  (39,529)  (20,319)  (14,970)
 Expenditures for property and equipment, net................................  (27,524)  (22,522)  (15,683)
 Other.......................................................................      132       475       366
                                                                              --------  --------  --------
     Net cash used in investing activities...................................  (66,921)  (42,366)  (30,287)
                                                                              --------  --------  --------
Cash flows from financing activities:
 Purchase of shares for Treasury, net........................................   (1,713)   (3,240)   (5,973)
 Proceeds from short-term debt, net..........................................   10,691    13,485     3,984
 Proceeds from long-term debt................................................      152        --    52,318
 Repayment of long-term debt.................................................  (37,389)  (22,214)  (24,154)
                                                                              --------  --------  --------
     Net cash (used in) provided by financing activities.....................  (28,259)  (11,969)   26,175
                                                                              --------  --------  --------
Effect of exchange rate changes on cash and cash equivalents.................   (4,401)   (6,236)   (2,808)
                                                                              --------  --------  --------
Net (decrease)/increase in cash and cash equivalents.........................  (35,666)   52,493    43,726
Cash and cash equivalents, beginning of year.................................  222,750   170,257   126,531
                                                                              --------  --------  --------
Cash and cash equivalents, end of year....................................... $187,084  $222,750  $170,257
                                                                              ========  ========  ========
Supplemental cash flow information
 Income taxes paid........................................................... $ 20,146  $ 16,319  $ 14,833
 Interest paid............................................................... $ 12,350  $ 12,973  $ 11,799

  The accompanying notes are an integral part of these consolidated financial statements.

                           THE MACMANUS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Summary of Significant Accounting Policies

  Nature of Operations

   The MacManus Group, Inc. (the "Company") is a worldwide holding company comprised of operating entities which provide advertising, marketing and communications services in every major world market. The business is conducted through D'Arcy Masius Benton & Bowles Communications and N.W. Ayer & Partners (two advertising agency networks), Medicus Group International, Inc. (medical advertising network), Manning Selvage & Lee (public relations firm), MediaVest, formerly known as TeleVest, (broadcast placement and programming firm) and other wholly owned companies.

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Investments in Affiliates

   Investments in unconsolidated companies are accounted for by the equity method. The equity method is used when the Company has an ownership interest of greater than 20% and less than 50% and exercises significant influence over the operating and financial policies of these investments.

  Comprehensive Income

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," issued by the Financial Accounting Standards Board ("FASB") which establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.

  Cash and Cash Equivalents

   Cash and cash equivalents consist of highly liquid instruments with original maturities, when purchased, of three months or less.

  Production Expenditures Billable to Clients

   Production expenditures billable to clients consist of third party vendor costs incurred in providing corporate communications services to clients.

  Revenue Recognition

   Revenues are principally derived from commissions for placement of advertisements in various media and from fees for manpower and production of advertisements. Revenue is realized when the service is performed, in accordance with the terms of the contractual agreement, and collection is reasonably assured.

  Financial Instruments

   The Company uses financial derivatives to manage its exposure to fluctuations in foreign currency exchange rates and interest rates. The instruments used are primarily foreign exchange contracts and cross currency interest rate swaps.

                           THE MACMANUS GROUP, INC.

   Foreign currency gains and losses on forward contracts designated as hedges of existing foreign currency assets and liabilities are recognized in income while foreign currency gains and losses on forward contracts designated as hedges of net investments in foreign subsidiaries are recognized as a component of stockholders' equity. Foreign currency gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are not recognized until included in the measurement of the related foreign currency transactions.

   Cross currency interest rate swaps are bifurcated at inception. Gains and losses on the interest component of the swap are recognized as a yield adjustment in the income statement. Gains and losses on the currency component are recognized in other comprehensive income as these instruments are designated and effective as a hedge of foreign currency denominated net assets of subsidiaries.

   To qualify as a hedge, the item to be hedged must expose the Company to price, interest rate or foreign currency exchange rate risk and the hedging instrument must reduce that exposure in a highly correlated manner. Any contracts held or issued that do not meet the requirements of a hedge are recorded at fair value in the balance sheet and any changes in that fair value recognized in income. If a contract designated as a hedge of price risk or foreign currency exchange risk is terminated, the associated gain or loss is deferred and recognized in income in the same manner as the hedged item. Also, a contract designated as a hedge of an anticipated transaction that is no longer likely to occur is recorded at fair value and the associated changes in fair value recognized in income. The gain or loss associated with a terminated interest rate swap that has been designated as a hedge of interest rate risk will continue to be recognized in interest expense over the life of the agreement.

  Property and Equipment

   Property and equipment is recorded at cost and is depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to ten years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the related lease terms. Company policy provides for capitalization of all major expenditures for renewal and improvements, and for current charges to income for repairs and maintenance.

  Capitalized Software Costs

   Costs associated with the acquisition or development of software for internal use are capitalized in accordance with the provisions of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and amortized using the straight-line method over the expected useful life of the software, which ranges from 5 to 7 years.

  Goodwill

   Goodwill represents the excess of purchase price over the fair value of net assets of acquired companies. The Company amortizes goodwill on a straight-line basis, over periods up to 40 years.

  Deferred Compensation

   The Company has certain compensation plans which enable eligible employees to defer a portion of their compensation into future periods. Amounts related to these compensation arrangements are charged to expense as the related services are performed.

                           THE MACMANUS GROUP, INC.

  Income Taxes

   Deferred tax liabilities and assets are recognized as the difference between the financial statement and tax bases of assets and liabilities multiplied by tax rates applicable to the year in which the differences are expected to reverse.

  Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

  Foreign Currency Translation

   Assets and liabilities of the Company's foreign subsidiaries, other than those located in highly inflationary countries, are translated at current exchange rates, while income and expense are translated at average rates for the period. For entities in highly inflationary countries, a combination of current and historical rates is used to determine foreign currency gains and losses resulting from financial statement translation. Translation gains and losses are reported as a component of stockholders' equity except for those associated with highly inflationary countries, which are reported directly in the accompanying statements of operations. Foreign currency transaction gains and losses are included in the determination of net income in the period incurred.

  Reclassifications

   Certain prior year amounts have been reclassified to conform to current year presentation.

2.  Nonrecurring Charge

   In the fourth quarter of 1998, the Company recorded a nonrecurring charge of $97.4 million. Of the nonrecurring charge, $78.4 million was noncash, and represented a write-down due to the impairment of goodwill and other long-lived assets based on management's beliefs that the carrying value of goodwill relating to certain investments was no longer recoverable. $7.7 million of the nonrecurring charge represented a write-off of accounts receivable and unbilled inventory recognized in connection with the change in management at one of the Company's project-based operating subsidiaries. The remaining $11.2 million of the nonrecurring charge was comprised of other charges related to planned office closures and contractual obligations from which the Company does not anticipate the receipt of any future benefits.

   The write-down of goodwill was done in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, ("SFAS No. 121"). In accordance with SFAS No. 121, the carrying value of the impaired asset, specifically the goodwill associated with each identified operating unit, was determined to be in excess of its fair value. The fair value of the goodwill was determined based on the undiscounted projected future cash flows of the associated operating unit. The fair values estimated by the Company's management were based on the trend in profitability of each of the operating units, changes in client relationships, and trends in clients' spending patterns. The goodwill impairment amount was determined as the difference between the discounted projected future cash flows of the operating units and the carrying value of the associated goodwill.

3.  Acquisitions

   During each of the three years ended December 31, 1999, the Company completed several unrelated acquisitions and increased its ownership in selected foreign investments. The aggregate purchase price for all acquisitions approximated $47.3 million, $10.9 million and $17.2 million for 1999, 1998 and 1997, respectively.

                           THE MACMANUS GROUP, INC.

   The Company has accounted for these acquisitions by the purchase method and, accordingly, the results of operations of the acquired companies have been included in the consolidated statements of operations from the closing dates of the acquisitions. The effect of these acquisitions is immaterial to the consolidated financial position and results of operations of the Company.

   The Company is required to make contingent payments to former owners of certain acquired companies based on the acquired companies' future profits, as defined in the agreements. Such payments are recorded in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". In 1999, 1998 and 1997, the Company recorded $10.7 million, $5.1 million and $4.0 million, respectively, as additional purchase price related to acquisitions.

4.  Foreign Operations

   The Company's foreign subsidiaries are primarily engaged in providing advertising, marketing and communication services. Combined condensed financial information for such subsidiaries is as follows (dollars in thousands):

                                              1999     1998     1997
                                            -------- -------- --------
             Total assets.................. $494,190 $438,125 $410,522
             Total liabilities............. $397,607 $360,687 $328,654
             Commission and fee revenues... $362,551 $348,599 $343,509

   Total net foreign currency transaction gains (losses) included in the consolidated statements of operations were $.9 million, $.4 million and $(1.1) million in 1999, 1998 and 1997, respectively.

5.  Concentration of Credit Risk

   For the years ended December 31, 1999, 1998 and 1997, the Company's five largest customers accounted for approximately 39%, 36% and 34.6%, respectively, of total commission and fee revenues. The five largest accounts receivable balances accounted for approximately 32%, 27% and 26.7%, respectively, of net receivables as of December 31, 1999, 1998 and 1997. The Company's largest and second largest customers accounted for approximately 17% and 11% of commission and fee revenues, respectively, for the year ended December 31, 1999. The largest customer accounted for approximately 15% of outstanding accounts receivable as of December 31, 1999. The Company's largest and second largest customers accounted for approximately 16% and 10% of commission and fee revenues, respectively, for the year ended December 31, 1998. The largest customer accounted for approximately 14% of outstanding accounts receivable as of December 31, 1998. The Company's largest and second largest customers accounted for approximately 14% and 10% of commission and fee revenues, respectively, for the year ended December 31, 1997. The largest customer accounted for approximately 13% of outstanding accounts receivable as of December 31, 1997.

                           THE MACMANUS GROUP, INC.

6.  Segment Reporting

   The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's wholly-owned and partially-owned businesses operate within the corporate communications services operating segment. These businesses provide a variety of communications services to clients through several worldwide, national and regional independent agency brands. A summary of the Company's commission and fee revenues, and long-lived assets by geographic area as of December 31, 1999 and 1998, and for the years then ended is as follows (dollars in thousands):

                                        All
                     United  United    Other    Asia    Latin
                     States  Kingdom   Europe  Pacific America  Other   Total
                    -------- -------- -------- ------- ------- ------- --------
1999
Commission and Fees $424,910 $101,110 $149,307 $48,745 $50,477 $12,912 $787,461
Long-lived Assets.. $ 59,627 $  4,767 $  8,465 $ 3,539 $ 2,177 $ 2,042 $ 80,617

1998
Commission and Fees $381,676 $ 95,185 $150,049 $44,269 $48,382 $10,714 $730,275
Long-lived Assets.. $ 49,270 $  6,395 $  9,472 $ 2,624 $ 2,305 $ 1,871 $ 71,937

1997
Commission and Fees $387,946 $ 98,475 $147,525 $43,770 $43,079 $10,660 $731,455
Long-Lived Assets.. $ 40,241 $  7,620 $  8,663 $ 2,726 $ 1,646 $ 2,016 $ 62,912

7.  Property and Equipment

   Property and equipment and the related accumulated depreciation and amortization as of December 31, 1999 and 1998 are summarized as follows (dollars in thousands):

                                                              1999       1998
                                                            ---------  --------
Furniture and fixtures..................................... $  39,101  $ 36,984
Equipment..................................................    35,513    33,323
Vehicles...................................................     3,076     3,000
Leases.....................................................     2,736     1,115
Leasehold improvements.....................................    69,416    65,850
Software...................................................    33,798    22,491
                                                            ---------  --------
   Total cost..............................................   183,640   162,763
Accumulated depreciation and amortization..................  (103,023)  (90,826)
                                                            ---------  --------
   Property and equipment, net............................. $  80,617  $ 71,937
                                                            =========  ========

                           THE MACMANUS GROUP, INC.

8.  Income Taxes

   Income/(loss) before provision for income taxes and the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consisted of the amounts shown below (dollars in thousands):

                                                      1999      1998     1997
                                                     -------  --------  -------
   Income/(loss) before provision for income
     taxes:.........................................
       Domestic..................................... $23,349  $(39,718) $17,172
       Foreign......................................  39,321   (10,827)  24,883
                                                     -------  --------  -------
          Total..................................... $62,670  $(50,545) $42,055
                                                     =======  ========  =======

                                                      1999      1998     1997
                                                     -------  --------  -------
   Provision for income taxes:
   Current:.........................................
       Federal...................................... $10,693  $  4,920  $ 6,329
       State and local..............................   1,043     1,986    1,326
       Foreign......................................  16,564    12,638   12,553
                                                     -------  --------  -------
                                                      28,300    19,544   20,208
                                                     -------  --------  -------
   Deferred:........................................
       Federal, state and local.....................  (3,169)   (6,082)  (2,847)
       Foreign......................................     641    (3,202)     774
                                                     -------  --------  -------
                                                      (2,528)   (9,284)  (2,073)
                                                     -------  --------  -------
                                                     $25,772  $ 10,260  $18,135
                                                     =======  ========  =======

   The Company's effective income tax rate for the years ended December 31, 1999, 1998 and 1997 varied from the statutory federal income tax rate as a result of the following factors:

                                                                         1999  1998    1997
                                                                         ----  -----   ----
   Statutory federal income tax rate.................................... 35.0%  35.0%  35.0%
   State and local taxes on income, net of federal income tax benefit...  1.1    2.5    2.0
   Foreign subsidiaries' tax rate differentials.........................  5.1    1.6    5.4
   Foreign losses not benefited.........................................  1.3    4.5    1.8
   Nonrecurring charge..................................................   --  (61.5)    --
   Other................................................................ (1.4)  (2.4)  (1.1)
                                                                         ----  -----   ----
   Effective rate....................................................... 41.1% (20.3)% 43.1%
                                                                         ====  =====   ====

   Deferred income taxes are provided for the temporary difference between the financial reporting bases and tax bases of the Company's assets and liabilities. Deferred tax benefits result primarily from recording certain expenses in the financial statements which are not currently deductible for tax purposes. Deferred tax liabilities result from expenses which are currently deductible for tax purposes but have not yet been expensed in the financial statements.

   The Company has recorded deferred tax benefits as of December 31, 1999 and 1998 of $42.1 million and $36.3 million, respectively, which are net of valuation allowances of $12.7 million and $14.6 million, respectively. The deferred tax assets relate principally to deferred compensation and deferred rent expense. Also, deferred tax assets were recorded for foreign net operating loss carryforwards, which were predominantly offset by valuation allowances due to the uncertainty of realizing the future tax benefits. In 1999, the valuation allowance decreased by $1.9 million due principally to the decrease of certain net operating losses.

                           THE MACMANUS GROUP, INC.

   The Company has recorded deferred tax liabilities as of December 31, 1999 and 1998 of $.4 million and $.8 million, respectively.

   Deferred tax benefits as of December 31, 1999 and 1998 consisted of the amounts shown below (dollars in millions):

                                                               1999    1998
                                                              ------  ------
  Compensation............................................... $ 21.5  $ 19.3
  Rent.......................................................   10.5    10.7
  Tax Loss Carryovers........................................   10.6    13.0
  Other......................................................   12.2     7.9
                                                              ------  ------
     Sub-Total...............................................   54.8    50.9
  Less: Valuation Allowance..................................  (12.7)  (14.6)
                                                              ------  ------
     Total................................................... $ 42.1  $ 36.3
                                                              ======  ======

   Net current deferred tax benefits as of December 31, 1999 and 1998 were $11.8 million and $2.1 million, respectively. Net non-current deferred tax benefits as of December 31, 1999 and 1998 were $30.3 million and $34.2 million, respectively. The Company has concluded that it is probable that it will be able to realize these net deferred tax benefits in future periods.

   At December 31, 1999, there were net operating loss carryforwards of $27.2 million with various expiration periods.

   The Company has not accrued U.S. Federal income taxes on cumulative undistributed earnings of foreign subsidiaries of approximately $48.7 million as of December 31, 1999. It is the Company's intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. The Company anticipates that there would be no material foreign withholding taxes or United States income taxes which would become payable if undistributed earnings of foreign subsidiaries were paid as dividends.

9.  Short-Term Borrowings and Lines of Credit

   Bank loans of $42.4 million and $33.9 million at December 31, 1999 and 1998, respectively, are primarily attributed to unsecured overdrafts of the international subsidiaries used for local working capital purposes. The weighted average interest rate on outstanding debt at December 31, 1999 and 1998 was 5.61% and 4.84%, respectively.

   At December 31, 1999 and 1998 the Company had unsecured lines of credit of $142.3 million and
$138.0 million, respectively, of which $99.9 million and $104.1 million were unused. In 1996, the Company put in place a $120.0 million revolving Multi-currency Credit Agreement (the "Credit Facility"). At December 31, 1999 this Credit Facility was still in place and was due to expire December 3, 2000. In addition, the Company maintains uncommitted lines of credit for its international subsidiaries local working capital needs. Drawings under such local credit lines held with syndicate banks reduce availability under the Credit Facility.

   The Credit Facility contains restrictive covenants that require, among other things, the maintenance of minimum working capital and consolidated net worth as well as certain defined ratios. At December 31, 1999, the Company was in compliance with all of the covenants.

                           THE MACMANUS GROUP, INC.

   In January 2000, the Credit Facility was restructured as the revolving tranche of a $630.0 million Amended and Restated Credit Agreement (the "Restated Credit Agreement"). The Restated Credit Agreement includes a $120.0 million revolving credit facility principally comprised of a $100.2 million swing line to provide overnight borrowing capabilities and is committed through January 2003. In addition, the Restated Credit Agreement contained a $175.0 million Short-term Working Capital Facility which expired on April 30, 2000, and a
$335.0 million Term Loan with required repayments of $50.0 million in January 2001 and January 2002 and a $235.0 million repayment in January 2003.

10.  Long-term Debt

   Long-term debt consists of the following at December 31, 1999 and 1998 (dollars in thousands):

                                                                                         1999      1998
                                                                                       --------  --------
Notes payable to insurance companies (7.02%), payable in annual installments commencing in 2001 through 2007..................................................... $ 50,000  $ 50,000
Notes payable to insurance companies (6.95%), payable in annual installments through
  2003................................................................................   13,600    15,300
Notes payable to insurance companies (6.57%), payable in annual installments through
  2002................................................................................   12,000    16,000
Notes payable to insurance companies (7.98%), payable in annual installments through
  2001................................................................................   11,000    16,000
Notes payable to insurance company (10.43%), payable in semiannual installments
  through 2000........................................................................       --     2,307
Notes payable to financing company (3.9%), payable in monthly installments
  through 1999........................................................................       --     1,043
Notes payable to banks by foreign subsidiary (3.88% to 3.89%), payable in 2000........       --    19,643
Notes payable to banks by foreign subsidiaries at applicable banks' base lending rates
  (4.73% to 24.00% and 4.20% to 27.60% at December 31, 1999 and 1998, respectively),
  payable in varying installments through 2003........................................    1,430     2,554
Notes payable relating to stock redemptions, variable interest (5.74% and 8.00% at
  December 31, 1999 and 5.17% and 8.00% at December 31, 1998, respectively),
  generally payable over four years...................................................    8,104    19,214
                                                                                       --------  --------
                                                                                         96,134   142,061
Less, current portion.................................................................  (91,021)  (23,542)
                                                                                       --------  --------
   Long-term debt..................................................................... $  5,113  $118,519
                                                                                       ========  ========

   At December 31, 1999, maturities of long-term debt are $91.0 million, $2.4 million, $1.7 million, and
$1.0 million from 2000 to 2003, respectively.

   The long-term notes contain restrictive covenants which require, among other things, the maintenance of minimum working capital and consolidated net worth, as well as certain defined ratios. At December 31, 1999, the Company was in compliance with all of the covenants.

   When the Restated Credit Agreement was put in place in January 2000, the entire outstanding balance of long-term notes was repaid out of existing operating cash. The total payment to the noteholders was $89.0 million which included a make-whole of $.1 million and accrued interest payable of $2.3 million. The repayment of this debt enabled the Company to negotiate an updated covenant package in the Restated Credit Agreement.

                           THE MACMANUS GROUP, INC.

11.  Fair Value of Financial Instruments

   The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 (dollars in thousands):

                                                1999                1998
                                         ------------------  -------------------
                                         Carrying            Carrying
                                          Amount  Fair Value  Amount  Fair Value
                                         -------- ---------- -------- ----------
Cash and cash equivalents............... $187,084  $187,084  $222,750  $222,750
Short-term borrowings................... $ 42,372  $ 42,372  $ 33,870  $ 33,870
Long-term debt.......................... $ 96,134  $ 96,585  $142,061  $149,326
Financial commitments
   Cross currency interest rate swaps...       --  $    520        --        --
   Foreign exchange contracts...........       --  $   (493)       --  $    129

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and cash equivalents:

      The fair value of cash and cash equivalents approximated carrying value due to the short-term maturity of these instruments.

  Short-term borrowings:

      The fair value of short-term borrowings approximated carrying value due to the short-term maturity of these instruments.

  Long-term debt:

      Fair values for long-term debt were determined based on currently available treasury rates with similar terms and remaining maturities.

  Financial commitments:

      The estimated fair values of derivative positions represent the net amount required to terminate the position, taking into consideration market rates and counterparty credit risk.

12.  Financial Instruments and Market Risk

   The Company utilizes derivative financial instruments predominantly to reduce certain market risks, including the impact of currency rate and interest rate changes. Derivative activities are limited in volume and confined to risk management activities. Senior management of the Company actively participates in the quantification, monitoring, and control of all significant risks.

   At December 31, 1999, the Company had Euro 20.0 million notional principal amount of cross currency swaps. The swaps convert a portion of the Company's fixed rate US$ denominated debt into floating rate Euro denominated debt. These swaps were terminated in January 2000 in conjunction with the repayment of the long-term notes. There was a gain of $.9 million recognized at termination.

   As of December 31, 1998, the Company had an open forward foreign currency contract for approximately $11.8 million of a speculative nature.

                           THE MACMANUS GROUP, INC.

   The Company enters into forward foreign exchange contracts primarily to hedge intercompany payables and receivables. The forward contract terms are typically 3 months or less and structured to facilitate the payment of the intercompany obligation with the resulting gain or loss included in the basis of the transaction upon settlement. When the underlying intercompany obligation is long-term in nature a 1-year forward contract is entered into and revalued on a quarterly mark-to-market basis.

   Counterparty risk is managed by entering into arrangements of this nature with well-known banks which are known to have credit ratings equal to or better than that of the Company.

13.  Capital Stock

   Holders of the $8 preferred stock are entitled to receive noncumulative cash dividends up to a maximum of 9.5% of stated value. The holders of $8 preferred stock are not entitled to voting rights. In the event of the Company's liquidation, the holders of the $8 preferred stock, Class A (Series A and B) common stock and Class C common stock are entitled to receive all of the remaining assets of the Company, based on the proportion that the sum of the book value of their shares bears to the sum of the aggregate book value of all outstanding shares of these three classes of stock. In conjunction with the merger transaction (see note 17), all of the preferred stock was redeemed in January 2000.

   When a shareholder/employee ceases full-time employment with the Company, the common shares are redeemed at the original purchase price plus the employee's share of accumulated retained earnings during the holding period, payable over a period of up to five years at the option of the Company. Redemption amounts relating to the common shares are included in "Mandatorily redeemable stock" in the accompanying balance sheets.

14.  Commitments and Contingencies

   The Company and its subsidiaries are obligated under a number of lease agreements for office space. Generally, the leases require the payment of base rents plus escalations for increases in building operating costs and real estate taxes. Rent expense under these leases amounted to $49.5 million and $48.5 million in 1999 and 1998, respectively. In addition, the Company is obligated under operating lease agreements, principally for equipment. Expense under these leases amounted to $23.3 million and $22.8 million in 1999 and 1998, respectively. Minimum lease payments under all noncancelable operating leases as of December 31, 1999 are as follows (dollars in thousands):

           Year                                               Amount
           ----                                              --------
           2000............................................. $ 53,183
           2001.............................................   47,098
           2002.............................................   41,473
           2003.............................................   35,523
           2004.............................................   32,310
           Thereafter.......................................  134,193
                                                             --------
                                                             $343,780
                                                             ========

   The Company is party to certain legal proceedings incidental to its business. While it is not feasible to predict or determine the final outcome of these proceedings, management does not believe that the outcome will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

                           THE MACMANUS GROUP, INC.

15.  Employee Benefit Plans

  US Pension Plans

   The Company sponsors a funded defined benefit pension plan (the "Plan") in the United States, which covers substantially all of its full-time employees. The Company makes annual contributions to the Plan in accordance with amounts actuarially determined by an independent consulting actuary. Plan assets consist primarily of investments in equity securities, bonds and equity mutual funds.

   The Company also has unfunded, nonqualified domestic pension plans to provide benefits in excess of Internal Revenue Code limitations and to provide US equivalent benefits for domestic employees on temporary overseas assignments.

  US Postretirement Benefits

   The Company provides postretirement medical and life insurance benefits for substantially all domestic employees who are at least 55 years of age and have at least 15 years of service who were hired before various specified dates. The Company contributes a fixed amount based on the age of the retiree and the service at retirement. Since employer contributions are fixed, the aging and health care cost trend rates are not applicable.

   The significant components of the above mentioned plans as of and for the years ended December 31, 1999 and 1998 are summarized as follows (dollars in thousands):

                                                                                     Postretirement      Supplemental
                                                                    Pension Plan          Plans          Pension Plans
                                                                 -----------------  ----------------  ------------------
                                                                   1999     1998     1999     1998      1999      1998
                                                                 --------  -------  -------  -------  --------  --------
Change in benefit obligation:
Benefit obligation at beginning of year......................... $ 55,225  $49,271  $ 5,656  $ 6,417  $ 23,029  $ 22,677
 Service cost...................................................    6,273    6,110       70       88       456       514
 Interest cost..................................................    4,244    3,627      398      418     1,791     1,666
 Actuarial loss/(gain)..........................................    3,583   (1,423)    (149)     (33)    1,265      (541)
 Other..........................................................       --       --       --     (742)       37        11
 Net benefits paid..............................................   (2,667)  (2,360)    (487)    (492)   (1,377)   (1,298)
                                                                 --------  -------  -------  -------  --------  --------
Benefit obligation at end of year............................... $ 66,658  $55,225  $ 5,488  $ 5,656  $ 25,201  $ 23,029
                                                                 --------  -------  -------  -------  --------  --------
Change in plan assets:
Fair value of plan assets at beginning of year.................. $ 68,721  $57,581       --       --        --        --
 Actual return on plan assets...................................   17,668    8,951       --       --        --        --
 Employer contribution..........................................    1,756    4,549      487      492        --        --
 Net benefits paid..............................................   (2,667)  (2,360)    (487)    (492)       --        --
                                                                 --------  -------  -------  -------  --------  --------
Fair value of plan assets at end of year........................ $ 85,478  $68,721       --       --        --        --
                                                                 --------  -------  -------  -------  --------  --------
Fair value of plan assets greater (less) than benefit obligation $ 18,820  $13,496  $(5,488) $(5,656) $(25,201) $(23,029)
Unrecognized actuarial (gain)/loss..............................  (12,871)  (4,914)    (861)    (754)      390      (875)
Unrecognized prior service costs................................     (852)  (1,075)    (608)    (675)    1,186     1,341
Unrecognized transition obligation..............................       --       --    4,129    4,447       (12)      (14)
                                                                 --------  -------  -------  -------  --------  --------
Net amount recognized........................................... $  5,097  $ 7,507  $(2,828) $(2,638) $(23,637) $(22,577)
                                                                 --------  -------  -------  -------  --------  --------
Additional minimum liability....................................                                        (1,788)   (1,756)
Accumulated other comprehensive income..........................                                          (449)       --
                                                                                                      --------  --------
                                                                                                      $(25,874) $(24,333)
                                                                                                      ========  ========

   In accordance with FASB Statement No. 87, the Company has recorded the additional minimum liability for underfunded plans of $2.2 million and $1.8 million, respectively, at December 31, 1999 and 1998, representing

                           THE MACMANUS GROUP, INC.

the excess of unfunded accumulated benefit obligation over previously recorded pension cost liabilities. A corresponding amount has been recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is recognized in other comprehensive income.

   The components of net periodic pension benefit cost and the weighted-average assumptions are as follows (dollars in thousands):

                                                                              Postretirement         Supplemental
                                                       Pension Plan               Plans              Pension Plans
                                                -------------------------  -------------------  ----------------------
                                                 1999     1998     1997    1999   1998   1997    1999    1998    1997
                                                -------  -------  -------  -----  -----  -----  ------  ------  ------
Components of net periodic pension benefit cost
Service Cost................................... $ 6,273  $ 6,110  $ 5,442  $  70  $  88  $ 126  $  455  $  514  $  600
Interest cost..................................   4,244    3,627    3,185    398    418    476   1,791   1,666   1,638
Expected return on assets......................  (6,128)  (5,202)  (4,275)    --     --     --      --      --      --
Amortization of:
 Transition obligation/(asset).................      --       --       --    318    318    318      (2)     (2)     (2)
 Prior service cost............................    (222)    (222)    (200)   (67)   (67)    --     191     188     186
 Net amortization of unrecognized gain.........      --       --       --    (42)   (17)   (23)     --     (16)    (40)
                                                -------  -------  -------  -----  -----  -----  ------  ------  ------
Net periodic benefit cost...................... $ 4,167  $ 4,313  $ 4,152  $ 677  $ 740  $ 897  $2,435  $2,350  $2,382
                                                =======  =======  =======  =====  =====  =====  ======  ======  ======
Weighted-average assumptions
Discount rate..................................    7.50%    7.75%    7.75%  7.50%  7.75%  8.00%   7.50%   7.75%   7.50%
Expected return on assets......................    9.00%    9.00%    9.00%   N/A    N/A    N/A     N/A     N/A     N/A
Rate of compensation increase..................    6.00%    6.00%    6.00%   N/A    N/A    N/A     N/A     N/A     N/A

  US 401K Plan

   The Company sponsors a 401K plan which allows participants to make voluntary pre-tax contributions, via payroll deductions, of between 1% and 15% of total compensation subject to IRS limitations. The Company matches 50% of each participant's contributions, up to 6% of compensation and up to a maximum annual contribution of $1,800 per employee. All domestic employees who are at least 21 years of age and have completed at least one year of service are eligible to participate in this plan. Participants who have completed five years of service are 100% vested in Company contributions. The expense for this plan was $1.9 million, $1.6 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  Foreign Retirement Plans

   Certain of the Company's foreign subsidiaries have adopted retirement plans, the provisions of which vary to reflect practices under local laws and customs. It is the practice of these subsidiaries to generally fund pension costs accrued. Total pension expense for the Company's foreign subsidiaries was $9.1 million, $7.1 million and $7.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  Deferred Compensation Plans

   In the US the Company has several deferred compensation arrangements, which enable eligible employees to defer a portion of their compensation into future periods. The Company accrues for the deferred compensation and interest thereon as the related services are performed. The amounts accrued under these plans were $22.2 million and $25.5 million as of December 31, 1999 and 1998, respectively. The expense for the years ended December 31, 1999, 1998 and 1997 was $2.1 million, $7.2 million and $1.8 million, respectively.

  Defined Contribution Plan for Former Shareholders

   The Company has a nonqualified defined contribution benefit plan for employees who were shareholders of D'Arcy Masius MacManus and Benton & Bowles who did not become shareholders of the combined Company

                           THE MACMANUS GROUP, INC.

in 1985. The Board declares an amount each year that is accrued by the Company and credited to each employee's account along with interest earned on unpaid balances. The liability at December 31, 1999 and 1998 was $4.3 million and $3.5 million, respectively. Expense for the years ended December 31, 1999, 1998 and 1997 was $1.9 million, $.8 million and $.6 million, respectively.

16.  Adoption of New Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.

   In July 1999, the FASB approved SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an Amendment of FASB Statement No. 133," effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

17.  Subsequent Event

   On January 31, 2000, the Company's shareholders approved a merger between the Company and The Leo Group, Inc. to form a new entity called Bcom3 Group, Inc. ("Bcom3"). Immediately prior to the merger, the Company redeemed all of its preferred shares and a portion of its common shares. Also immediately prior to the merger, the Company's Multi-currency Credit Agreement was restructured as the revolving tranche of a $630.0 million Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement replaced the Multi-currency Credit Agreement, financed the MacManus Shareholder Redemption plan and will provide temporary liquidity reserves during the transition phase of the merger. On March 14, 2000, Dentsu Inc. made an investment in Bcom3 for $493.2 million, the proceeds of which will be used to fund the general working capital needs of Bcom3.

                                  Schedule II

                      Bcom3 Group, Inc. and Subsidiaries
                       Valuation and Qualifying Accounts
                            (dollars in thousands)

                                                    Additions         Deductions
                                            ------------------------- ----------
                                                                       Accounts   Currency
                                  Balance                  Charged to  Written   Translation   Balance
                                 January 1, Acquisitions    Expenses  Off/ Other Adjustment  December 31,
                                 ---------- ------------   ---------- ---------- ----------- ------------
Year Ended December 31, 2001:
Trade receivables--allowance for
  doubtful accounts.............  $41,541     $ 4,206       $11,697    $(17,724)    $(665)     $39,055
Long-term receivables--allowance
  for doubtful accounts.........  $   264     $    --       $ 1,901    $     --     $   3      $ 2,168

Year Ended December 31, 2000:
Trade receivables--allowance for
  doubtful accounts.............  $ 8,778     $20,507/(1)/  $16,219    $ (3,936)    $ (27)     $41,541
Long-term receivables--allowance
  for doubtful accounts.........  $    --     $   264       $    --    $     --     $  --      $   264

Year Ended December 31, 1999:
Trade receivables--allowance for
  doubtful accounts.............  $ 6,200     $    --       $ 3,353    $   (735)    $ (40)     $ 8,778

--------
(1) Acquisition of The MacManus Group

                                 EXHIBIT LIST

   The exhibit numbers used below are the numbers assigned in Item 601 of Regulation S-K and the EDGAR Filer Manual. Except as set forth below, all of the exhibits were previously filed with the original filing of our Form 10 on April 30, 2001 and were listed with the same exhibit numbers. Each exhibit is hereby incorporated by reference into this document.

Exhibit
Number                                       Description of Exhibit
------                                       ----------------------
  2.1   Agreement and Plan of Merger, dated as of December 30, 1999, by and among BDM, Inc. (now known as Bcom3 Group, Inc.), The Leo Group, Inc., The MacManus Group, Inc., TLG Acquisition Corp., and
        TMG Acquisition Corp.

  2.2   Agreement and Plan of Merger dated as of March 7, 2002 among Publicis Groupe S.A., Philadelphia
        Merger Corp., Philadelphia Merger LLC and Bcom3 Group, Inc. (incorporated by reference to Exhibit
        2.1 of our Current Report filed on Form 8-K on March 14, 2002)

  2.3   Agreement and Plan of Merger dated as of March 7, 2002 among Bcom3 Group, Inc., Boston Three
        Corporation and Dentsu Inc. (incorporated by reference to Exhibit A to Exhibit 2.1 of our Current
        Report filed on Form 8-K on March 14, 2002)

  3.1   Amended and Restated Certificate of Incorporation of Bcom3 Group, Inc.

  3.2   Bylaws of Bcom3 Group, Inc.

  4.1   Form of Stock Purchase Agreement

   9.1  Amended and Restated Voting Trust Agreement, dated as of April 18, 2001, among the owners of shares of Common Stock of Bcom3 Group, Inc. and the voting trustees named therein

 10.1   Investment Agreement, dated as of March 14, 2000, between Dentsu Inc. and BDM, Inc. (now known as Bcom3 Group, Inc.)

 10.2   Registration Rights Agreement, dated as of March 14, 2000, between BDM, Inc. (now known as
        Bcom3 Group, Inc.) and Dentsu Inc.

 10.3   Amended and Restated Lease, dated as of December 15, 1997, between 35 West Wacker Venture,
        L.L.C. and Leo Burnett Company, Inc.

 10.4   Lease, dated as of October 21, 1987, between Broadway 52nd Associates and D'Arcy Masius Benton &
        Bowles
 10.5   Employment Agreement, dated as of January 1, 2001, among Roger A. Haupt, Bcom3 Group, Inc., Leo
        Burnett Worldwide, Inc., and Leo Burnett USA, Inc.

 10.6   Management Transition Agreement, dated as of December 14, 2000, between Roy J. Bostock and
        Bcom3 Group, Inc.

 10.7   Management Transition Agreement, dated as of December 22, 2000, between Richard B. Fizdale and
        Bcom3 Group, Inc.

 10.8   Amended and Restated Salary Continuation Agreement, dated as of December 29, 1995, and as further amended by letter agreement dated as of June 21, 1999, between Roy J. Bostock and The MacManus
        Group, Inc. (formerly known as D'Arcy Masius Benton & Bowles, Inc.)

 10.9   Amended and Restated Salary Continuation Agreement, dated as of December 29, 1995, and as further amended by letter agreement dated as of September 24, 1999, between Craig D. Brown and The
        MacManus Group, Inc. (formerly known as D'Arcy Masius Benton & Bowles, Inc.)

10.10   Letter agreement, dated as of March 19, 1993, between Roger A. Haupt and Leo Burnett Company,
        Inc., regarding his Executive Employment Consultancy Arrangement

10.11   Letter agreement, dated as of March 19, 1993, between Richard B. Fizdale and Leo Burnett Company,
        Inc., regarding his Executive Employment Consultancy Arrangement

10.12   Letter agreement, dated as of January 22, 1999, between Christian E. Kimball and Leo Burnett
        Company, Inc., regarding his Executive Employment Consultancy Arrangement

Exhibit
Number                                         Description of Exhibit
------                                         ----------------------

10.13   Letter agreement, dated as of March 2, 2001, between Roy J. Bostock and N.W. Ayer Communications,
        Inc., regarding rescission of a transaction involving Novo Media Group, Inc. stock

10.14   Letter agreement, dated as of March 2, 2001, between Craig D. Brown and N.W. Ayer
        Communications, Inc., regarding rescission of a transaction involving Novo Media Group, Inc. stock

10.15   Amended and Restated Employment Agreement, dated as of January 1, 1999, between Craig D. Brown and The MacManus Group, Inc. (formerly known as D'Arcy Masius Benton & Bowles, Inc.) (filed herewith)

10.16   Employment Agreement, dated as of August 17, 2001, between Eileen A. Kamerick and Bcom3 Group,
        Inc. and Leo Burnett USA, Inc. (filed herewith)

10.17   Employment Agreement, dated as of October 30, 2000, between Elizabeth L. Reeves and Bcom3
        Group, Inc. (filed herewith)

10.18   Change in Control Agreement, dated as of February 27, 2002, between Craig D. Brown and Bcom3
        Group, Inc. (filed herewith)

10.19   Change in Control Agreement, dated as of January 17, 2002, between Eileen A. Kamerick and Bcom3
        Group, Inc. (filed herewith)

10.20   Change in Control Agreement, dated as of February 18, 2002, between Christian E. Kimball and
        Bcom3 Group, Inc. (filed herewith)

10.21   Change in Control Agreement, dated as of January 11, 2002, between Elizabeth L. Reeves and Bcom3
        Group, Inc. (filed herewith)

 21.1   Subsidiaries of Bcom3 Group, Inc. (filed herewith)

 23.1   Consent of Arthur Andersen LLP (filed herewith)

 99.1   2000 Long-Term Equity Incentive Plan of Bcom3 Group, Inc.

 99.2   2000 Long-Term Equity Incentive Plan as Amended and Restated as of January 1, 2001 (incorporated by reference to Exhibit 99.2 to Amendment No. 2 to our Registration Statement on Form 10 filed on
        August 8, 2001)

 99.3   Bcom3 2001 California Stock Option Plan (incorporated by reference to Exhibit 4.4 of our Registration
        Statement on Form S-8 filed on August 28, 2001)

 99.4   Letter to Commission Pursuant to Temporary Note 3T, dated March 27, 2002 (filed herewith)