Form 10-Q
period 2002-03-31
BCOM3 GROUP INC
filed 2002-05-14
CIK 1139185

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

   For the Quarterly Period Ended: March 31, 2002

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

   For the transition period from          to           .

                        Commission File Number: 0-32649

                               -----------------

                               Bcom3 Group, Inc.
            (Exact name of registrant as specified in its charter)

                      Delaware                 36-4345638
                   (State or other
                   jurisdiction of
                  incorporation or          (I.R.S. Employer
                    organization)          Identification No.)

                35 West Wacker Drive
                     Chicago, IL                  60601
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

   As of April 30, 2002, the Registrant had outstanding 15,289,804 shares of Class A Common Stock, par value $.01 per share, and 4,284,873 shares of Class B Common Stock, par value $.01 per share.

================================================================================

                               TABLE OF CONTENTS

                                                                     Page
                                                                     No.
                                                                     ----
                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of March 31, 2002 and
           December 31, 2001........................................   3
         Consolidated Statements of Operations for the Three Months
           Ended March 31, 2002 and 2001............................   4
         Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 2002 and 2001............................   5
         Notes to Consolidated Condensed Financial Statements.......   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  12

                    PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..........................................  14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................  14

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.............................  14

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..........  14

ITEM 5.  OTHER EVENTS...............................................  14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................  14

SIGNATURES..........................................................  15

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                                                                  March 31,  December 31,
                                                                                    2002         2001
                                                                                 ----------- ------------
                                                                                 (Unaudited)
                                     ASSETS
                                     ------
Current assets:
   Cash and cash equivalents.................................................... $  198,452   $  227,735
   Accounts receivable (less allowance for doubtful accounts of $41,544 and
     $39,055, respectively).....................................................  1,671,840    1,649,273
   Production expenditures billable to clients..................................    214,369      213,527
   Prepaid expenses and other assets............................................    134,249      105,309
                                                                                 ----------   ----------
       Total Current Assets.....................................................  2,218,910    2,195,844
Property and equipment..........................................................    714,673      702,456
Less: Accumulated depreciation and amortization.................................    342,241      326,014
                                                                                 ----------   ----------
   Property and equipment, net..................................................    372,432      376,442
Goodwill (less accumulated amortization of $120,607)............................  1,328,375    1,304,723
Intangibles (less accumulated amortization of $33,270 and $35,816, respectively)     43,797       50,555
Other...........................................................................    180,215      178,875
                                                                                 ----------   ----------
       Total Assets............................................................. $4,143,729   $4,106,439
                                                                                 ==========   ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

Current liabilities:
   Trade accounts payable....................................................... $1,709,364   $1,760,177
   Short-term borrowings........................................................    146,090       39,393
   Current portion of long-term debt............................................      7,328        6,016
   Accrued expenses and other payables..........................................    475,915      531,913
                                                                                 ----------   ----------
       Total Current Liabilities................................................  2,338,697    2,337,499
Long-term debt..................................................................     33,398        9,450
Real estate finance obligation..................................................    185,688      187,714
Deferred compensation and accrued retirement benefits...........................    107,712      110,309
Other long-term liabilities.....................................................    108,880      105,286
Deferred rent...................................................................     31,242       31,358
                                                                                 ----------   ----------
                                                                                    466,920      444,117
Minority interest...............................................................     17,228       18,047
Commitments and contingencies...................................................
Mandatorily redeemable stock....................................................    319,076      301,494
Stockholder's equity:
   Common Stock, Class B, $.01 par value, 10,000,000 shares authorized,
     4,284,873 and 4,284,248 shares issued and outstanding at March 31, 2002
     and December 31, 2001, respectively........................................         43           43
   Additional paid-in capital...................................................  1,213,106    1,187,279
   Retained deficit.............................................................   (177,354)    (174,048)
   Accumulated other comprehensive loss.........................................     (8,138)      (7,605)
                                                                                 ----------   ----------
                                                                                  1,027,657    1,005,669
   Unearned compensation........................................................    (25,849)        (387)
                                                                                 ----------   ----------
       Total Stockholder's Equity...............................................  1,001,808    1,005,282
                                                                                 ----------   ----------
       Total Liabilities and Stockholder's Equity............................... $4,143,729   $4,106,439
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

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                         ----------------------
                                                                            2002        2001
                                                                         ----------  ----------
Revenues................................................................ $  445,721  $  447,220
Operating expenses:
   Compensation and employee benefits...................................    277,268     281,162
   Other general expenses...............................................     70,869      72,082
   Office and related expenses..........................................     36,478      35,002
   Depreciation and amortization........................................     17,384      15,911
   Amortization of goodwill and intangible assets.......................      3,750      19,574
                                                                         ----------  ----------
       Total operating expenses.........................................    405,749     423,731
Operating income........................................................     39,972      23,489
Other income (expense):
   Interest income......................................................      2,894       7,842
   Interest expense.....................................................     (5,639)    (13,012)
   Foreign currency gain (loss).........................................        449        (934)
                                                                         ----------  ----------
       Total other expense..............................................     (2,296)     (6,104)
                                                                         ----------  ----------
Income before income taxes..............................................     37,676      17,385
Income taxes............................................................     14,317      13,298
                                                                         ----------  ----------
Income after income taxes...............................................     23,359       4,087
Minority interest.......................................................     (2,772)     (2,179)
Equity in (loss) income of affiliates...................................        (88)        666
                                                                         ----------  ----------
Net income.............................................................. $   20,499  $    2,574
                                                                         ==========  ==========

Earnings (loss) per common share:
Net income.............................................................. $   20,499  $    2,574
Exclude:
   Net income allocable to Mandatorily redeemable Class A common shares.     18,909      15,888
                                                                         ----------  ----------
Income (loss) allocable to Class B common shares........................ $    1,590  $  (13,314)
                                                                         ==========  ==========
Weighted average Class B common shares outstanding......................  4,284,720   4,274,248
                                                                         ==========  ==========
Earnings (loss) per Class B common share
   Basic and Diluted.................................................... $     0.37  $    (3.11)
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

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     2002       2001
                                                                                   ---------  ---------
Cash Flows from Operating Activities
   Net income..................................................................... $  20,499  $   2,574
   Reconciliation of net income to net cash provided by operating activities:
       Depreciation and amortization..............................................    21,134     35,485
       Provision for doubtful accounts............................................     2,877      1,092
       Restructuring and other special charges....................................    (2,361)        --
       Net loss on divestments....................................................        --      1,137
       Dividends in excess of earnings in affiliates..............................       381        742
       Minority interest..........................................................     2,772      2,179
   Changes in operating assets and liabilities, net of effects from acquisitions:
       Decrease in accounts receivable............................................     3,530    224,412
       Increase in production expenditures billable to clients....................    (2,831)   (33,015)
       Decrease in trade accounts payable.........................................   (85,946)  (323,331)
       Decrease in accrued expenses and other payables............................   (66,487)   (93,198)
       Decrease in deferred compensation and accrued retirement benefits..........    (2,418)    (7,658)
       Increase (decrease) in accrued income taxes................................    11,423     (5,105)
       (Increase) decrease in prepaid expenses and other current assets...........   (27,905)    10,097
       Decrease in other assets...................................................       525     17,145
                                                                                   ---------  ---------
          Net Cash Used in Operating Activities...................................  (124,807)  (167,444)
                                                                                   ---------  ---------
Cash Flows from Investing Activities
   Business acquisitions, net of cash acquired....................................   (14,692)   (29,555)
   Expenditures for property and equipment........................................   (13,476)   (16,366)
                                                                                   ---------  ---------
          Net Cash Used in Investing Activities...................................   (28,168)   (45,921)
                                                                                   ---------  ---------
Cash Flows from Financing Activities
   Dividends paid to minority stockholders........................................    (1,313)    (2,135)
   Dividends paid on Common Stock.................................................    (4,894)    (4,919)
   Proceeds from short-term borrowings............................................   107,127     77,277
   Proceeds from long-term debt...................................................    28,294      5,827
   Repayment of long-term debt....................................................    (5,388)   (55,002)
   Proceeds from sales of Common Stock............................................        81         --
   Redemptions of Common Stock....................................................      (226)    (1,381)
   Other..........................................................................       284         --
                                                                                   ---------  ---------
          Net Cash Provided by Financing Activities...............................   123,965     19,667
                                                                                   ---------  ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents......................      (273)    (6,137)
                                                                                   ---------  ---------
Net Decrease in Cash and Cash Equivalents.........................................   (29,283)  (199,835)
Cash and Cash Equivalents, Beginning of Year......................................   227,735    598,159
                                                                                   ---------  ---------
Cash and Cash Equivalents, End of Period.......................................... $ 198,452  $ 398,324
                                                                                   =========  =========
Supplemental Cash Flow Information
Income taxes paid................................................................. $  14,085  $   4,290
                                                                                   =========  =========
Interest paid..................................................................... $   3,701  $  12,098
                                                                                   =========  =========

 The accompanying Notes to Consolidated Condensed Financial Statements are an
                      integral part of these statements.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

   1. The consolidated condensed interim financial statements included herein have been prepared by Bcom3 Group, Inc. ("Bcom3" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

   2. These statements reflect all adjustments, consisting of normal recurring accruals, which in the opinion of management are necessary for a fair presentation, in all material respects, of the information contained therein. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 and notes thereto included in the Company's Form 10-K.

   3. Results of operations for interim periods are not necessarily indicative of annual results.

   4. Basic and diluted earnings (loss) per common share is calculated by dividing net income, reduced by $18.9 million and $15.9 million of income allocable to Mandatorily redeemable stock for the three months ended March 31, 2002 and 2001, respectively, by the weighted average number of Class B common shares outstanding during each respective period. For the three months ended March 31, 2002 and 2001, the weighted average number of Class B common shares used in the basic and diluted earnings (loss) per common share calculation is 4,284,720 and 4,274,248, respectively.

   5. Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

2.  Comprehensive Income

      Total comprehensive income and its components are as follows (in thousands):

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                 -----------------
                                                                                  2002      2001
                                                                                 -------  --------
Net income...................................................................... $20,499  $  2,574
Unrealized gain (loss) on investments (net of tax (expense) benefits of $(34)
  and $321, for the three months ended, respectively)...........................      63      (596)
Foreign currency translation loss (net of tax benefits of $1,237 and $2,178, for the three months ended, respectively).........................................  (2,497)  (12,337)
                                                                                 -------  --------
Comprehensive income (loss)..................................................... $18,065  $(10,359)
                                                                                 =======  ========

                                                                                  2002      2001
                                                                                 -------  --------
Accumulated other comprehensive loss as of January 1,........................... $(7,605) $ (3,858)
Unrealized gain (loss) on investments (net of tax (expense) benefits of $(34)
  and $321, for the three months ended, respectively)...........................      63      (596)
Foreign currency translation loss (net of tax benefits of $1,237 and $2,178 for the three months ended, respectively).........................................  (2,497)  (12,337)
Allocation to Mandatorily redeemable stock......................................   1,901    10,127
                                                                                 -------  --------
Accumulated other comprehensive loss as of March 31,............................ $(8,138) $ (6,664)
                                                                                 =======  ========

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

3.  Segment Information

   The Company's wholly and partially-owned businesses operate within the advertising and marketing communications services operating segment. All of these services fall within one reportable segment as defined in Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   A summary of the Company's revenues and property and equipment by geographic area as of and for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                               United            Asia    Latin
                               States   Europe  Pacific America Other   Total
                              -------- -------- ------- ------- ------ --------
 Revenues
 Three months ended March 31,
    2002..................... $244,838 $121,292 $43,403 $26,568 $9,620 $445,721
    2001..................... $246,789 $119,356 $43,272 $28,271 $9,532 $447,220
 Property and equipment, net
 As of March 31,
    2002..................... $285,096 $ 57,014 $15,779 $11,837 $2,706 $372,432
    2001..................... $270,712 $ 49,681 $15,472 $12,610 $3,038 $351,513

4.  Merger Agreements

   On March 7, 2002, Bcom3 entered into two merger agreements, both of which are related to the Company's proposed merger with Publicis Groupe S.A. ("Publicis").

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

5.  Option Grants

   During the three months ended March 31, 2002, the Company granted 858,200 options at an exercise price of $130.00 per share, a price below fair market value. As a result, the Company will be amortizing approximately

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

$25.7 million as a charge to income over the vesting period for those options. The unamortized portion of this charge is included in stockholder's equity.

6.  Recent Accounting Principles

   In April 2001, the Emerging Issues Task Force ("EITF") issued Topic D-96, "Accounting for Management Fees Based on a Formula" ("EITF Topic D-96"). This pronouncement provides guidance on revenue recognition under arrangements that contain performance-based incentive fees that are not finalized until the end of a period of time specified in the arrangement and gives the Company the option to recognize the related revenue at the end of the contract year or alternatively recognize revenue due at any point in time as if the contract were terminated at the given reporting period date. The Company adopted EITF Topic D-96 effective January 1, 2002 and has elected to record revenue associated with such arrangements at the amount that would be due under the formula as of the end of the interim reporting period as if the contract was terminated at that date. The amount of revenue at risk under such arrangements is not material.

   Effective July 1, 2001 the Company adopted certain provisions of SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria of SFAS No. 141, which resulted in $3.6 million of other intangibles (comprised entirely of assembled workforce intangibles) being re-characterized into goodwill at January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives.

   SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company will complete its first phase impairment analysis during the second quarter.

   In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                                       Three Months Ended
                                                           March 31,
                                                       -----------------
                                                         2002      2001
                                                       -------   -------
       Net Income:
       Reported net income............................ $20,499   $ 2,574
       Goodwill amortization, net of tax benefit of $0
         and $903(1)..................................      --    14,955
                                                       -------   -------
       Adjusted net income............................ $20,499   $17,529
                                                       =======   =======

       Basic and diluted earnings (loss) per Class B
         common share
       Reported basic and diluted earnings (loss) per
         Class B common share......................... $  0.37   $ (3.11)
       Goodwill amortization(1).......................      --      2.56
                                                       -------   -------
       Adjusted basic and diluted earnings (loss) per
         Class B common share......................... $  0.37   $ (0.55)
                                                       =======   =======

--------
(1) Includes $0.8 million, or $0.04 per share, related to amortization of other intangibles that has been re-characterized as goodwill effective January 1, 2002.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

   For the three months ended March 31, 2002, the Company's acquisitions resulted in increases in goodwill and intangible assets of $25.0 million and $0.5 million, respectively. As of March 31, 2002 and December 31, 2001, other intangibles consisted of the following (in thousands):

                              March 31, 2002                   December 31, 2001
                    ---------------------------------- ----------------------------------
                     Gross                   Other      Gross                   Other
                    Carrying Accumulated  Intangibles, Carrying Accumulated  Intangibles,
                     Amount  Amortization     Net       Amount  Amortization     Net
                    -------- ------------ ------------ -------- ------------ ------------
Contract-based..... $   819    $    39      $   780    $   268    $    22      $   246
Customer-related...  74,688     32,253       42,435     74,688     28,535       46,153
Other..............   1,560        978          582      1,560        963          597
Assembled workforce      --         --           --      9,855      6,296        3,559
                    -------    -------      -------    -------    -------      -------
Other intangibles.. $77,067    $33,270      $43,797    $86,371    $35,816      $50,555
                    =======    =======      =======    =======    =======      =======

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

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets (excluding goodwill) or assets to be disposed of. The adoption of SFAS No. 144 has not had a material effect on the Company's consolidated financial position or results of operations.

   In November 2001, the EITF issued Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF Topic D-103"). This pronouncement provides guidance on the accounting treatment in the income statement for reimbursements received for out-of-pocket expenses incurred, and is effective for all financial reporting periods beginning after December 15, 2001. The Company has adopted the provisions of this pronouncement effective January 1, 2002. Consistent with the provisions of EITF Topic D-103, approximately $8.2 million of reimbursed "out-of-pocket" costs have been included in both revenue and other general expenses for the three months ended March 31, 2002. Although the adoption of this pronouncement has no impact on net income, it results in the Company reporting higher revenues with a corresponding increase to other general expenses. While operating income remains the same, our operating profit margin decreased by 0.2% for the three months ended March 31, 2002 as a result of adoption. As permitted under the provisions of EITF Topic D-103, the Company has not reclassified prior period financial statements due to the impracticability of obtaining the information related to 2001 "out-of-pockets".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  First Quarter Ended March 31, 2002 Compared to First Quarter Ended March 31, 2001

   Revenues: For the first quarter of 2002, our consolidated worldwide revenue decreased 0.3% to $445.7 million from $447.2 million for the comparable period in 2001. Our domestic revenue for the first quarter of 2002 decreased 0.8% to $244.8 million from $246.8 million for the comparable period in 2001. The effect of acquisitions, net of divestitures, increased domestic revenues by $2.7 million or 1.1%. The effect of our adoption of EITF Topic D-103 increased domestic revenue by $6.4 million or 2.6%. Domestic organic revenue declined by $11.1 million or 4.5% primarily as a result of decreased spending by current clients. Our international revenue for the first quarter of 2002 increased 0.2% to $200.9 million from $200.4 million for the comparable period in 2001. The effect of acquisitions, net of divestitures, increased international revenues by $12.7 million or 6.3%. Changes in translation of foreign currencies to the U.S. Dollar decreased international revenue by $9.6 million or 4.8%. This decrease was primarily caused by the strengthening of the U.S. Dollar against various European and Asia Pacific currencies. The effect of our adoption of EITF Topic D-103 increased international revenue by $1.8 million or 0.9%. International organic revenue declined by $4.4 million or 2.2% primarily due to decreased spending by current clients.

   Expenses: Operating expenses for the first quarter of 2002, decreased 4.2% to $405.7 million from $423.7 million for the comparable period in 2001. Compensation and employee benefits decreased 1.4% to $277.3 million in 2002 from $281.2 million in 2001 and represented 62.2% of revenues in 2002 compared to 62.9% for the comparable period in 2001. The decrease in this ratio results principally from alignment of compensation costs to revenue, and the adoption of EITF Topic D-103. Other general expenses decreased 1.7% to $70.9 million from $72.1 million primarily as a result of lower levels of spending on professional fees in 2002 in comparison to the comparable period in 2001 offset partially by our adoption of EITF Topic D-103. Office and related expenses increased 4.3% to $36.5 million in the first quarter of 2002 from $35.0 million for the comparable period in 2001. Depreciation and amortization expense increased 9.4% to $17.4 million in 2002 from $15.9 million in 2001 as a result of the consolidation of entities which were not consolidated in the prior year. Amortization of goodwill and intangible assets decreased 80.6% to $3.8 million in the first quarter of 2002 from $19.6 million for the comparable period in 2001, and results principally from the adoption of SFAS No. 142.

   Operating Income: Operating income increased 70.2% to $40.0 million in the first quarter of 2002 from $23.5 million for the comparable period in 2001. Excluding the effect of a change in accounting related to goodwill amortization, operating income increased 1.8% to $40.0 million in 2002 from $39.3 million in 2001.

   Other Income (Expense): Interest income for the first quarter of 2002 decreased 63.1% to $2.9 million from $7.8 million for the comparable period in 2001 as cash balances were utilized to pay down debt and due to reduced interest rates, particularly in the United States where the majority of cash investments were held. Interest expense decreased 56.9% to $5.6 million from $13.0 million for the comparable period in 2001 for similar reasons. We had a foreign currency gain of $0.4 million for the first quarter of 2002. This compares favorably to a loss of $0.9 million for the comparable period in 2001 primarily as a result of improved foreign exchange exposure management and greater stability between the U.S. Dollar and our primary trading currencies.

   Income Taxes: The effective tax rate was 38.0% through the first quarter of 2002. Excluding the effect of amortization of goodwill and intangible assets re-characterized into goodwill in 2002, the effective tax rate through the first quarter of 2001 was 42.7%. The decrease in the effective tax rate in the first quarter of 2002 over the first quarter of 2001, results principally from our tax planning initiatives.

   Minority Interest and Equity in (Loss) Income of Affiliates: Minority interest increased $0.6 million to $2.8 million in the first quarter of 2002 from $2.2 million for the comparable period of 2001 as a result of the reflection of the minority interest of previous equity affiliates partially offset by increased ownership in consolidated subsidiaries. Equity in (loss) income of affiliates decreased $0.8 million to a loss of $0.1 million in the first quarter of 2002 from income of $0.7 million for the comparable period of 2001, primarily as a result of affiliates previously accounted for under the equity method, which are consolidated subsidiaries in 2002, as well as increased operational losses of certain affiliates.

Liquidity And Capital Resources

   We had cash and cash equivalents of $198.5 million and $227.7 million as of March 31, 2002 and December 31, 2001, respectively. Net cash used by our operating activities was $124.8 million for the three months ended March 31, 2002, which compared favorably to net cash used in operations of $167.4 million for the three months ended March 31, 2001. Improved working capital management reduced the negative impact of the seasonality of our media activity on cash flow, particularly in the U.S.

   Cash flows used in our investing activities during the quarter ended March 31, 2002 were $28.2 million, including $14.7 million used for acquisitions net of cash acquired. Our net expenditures for property and equipment were $13.5 million for the quarter ended March 31, 2002. These expenditures primarily related to our worldwide investment in technology, coupled with leasehold improvements.

   Cash flows provided by our financing activities during the quarter ended March 31, 2002 were $124.0 million, including $107.1 million of proceeds from short-term debt, and $22.9 million net proceeds from long-term debt.

   We believe that our operating cash flow, combined with cash on hand and access to our revolving credit facility, are sufficient to support our foreseeable cash requirements, including dividends, capital expenditures, acquisitions and working capital.

   During 2001, certain merger related restrictions lapsed, allowing for an amendment to our banking agreement to facilitate repayment of long-term debt. On August 1, 2001, we amended our $385.0 million term loan and $120.0 million revolving credit facility to provide for a new $450.0 million revolving credit facility, of which $150.0 million is committed through July 2002 and $300.0 million is committed through July 2004. The company had $135.8 million drawn under the revolver at March 31, 2002.

   In addition to our committed revolver, we maintain relationships with a number of banks worldwide that have extended unsecured lines of credit totaling $284.5 million, of which $146.1 million was outstanding short-term debt at March 31, 2002, leaving $138.4 million unused.

   As of March 31, 2002, we had long-term debt of $40.7 million of which $25.8 million was drawings under the revolver. Equipment financing and certain stockholder notes comprised the balance.

  Recent Accounting Principles

   Several new accounting principles have been adopted during the year. We have included a summary with the related impact on our results of operations in Note 6 in the Notes to Consolidated Condensed Financial Statements.

  Conversion to the Euro

   On January 1, 1999, certain member countries of the European Union established fixed conversion rates between existing currencies and the European Union's common currency, the Euro. We conduct business in member countries. The transition period for the introduction of the Euro is between January 1, 1999 and June 30, 2002. On January 1, 2002, the Euro was introduced as the official trading currency of the member countries, replacing the existing currency in each country. We have completed our conversion to the Euro and it has not had a material effect on our financial condition or results of operations.

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

   We periodically purchase derivative financial instruments as part of managing exposures to currency exchange and market interest rates. Derivative financial instruments are subject to market and counterparty risk. Market risk is the potential for loss resulting from changes in market conditions. Since it is our practice that derivative instruments are only used to hedge specific exposures of like amount and duration, the potential negative impact on future earnings due to market risk is immaterial. Counterparty risk arises from the inability of a counterparty to meet its obligations. To mitigate counterparty risk, we enter into derivative contracts with major financial institutions that have a credit profile of a quality comparable to our own. Gains and losses on hedging derivatives are equal to and offset the hedged positions.

Interest Rates

   We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage our interest rate exposure through the use of fixed rate debt, floating rate debt placed in staggered maturities and interest rate swaps. We do not use financial instruments to speculate in interest rates. At March 31, 2002, we had no interest rate swaps outstanding. Assuming gross indebtedness at March 31, 2002 was carried throughout the entire year, a hypothetical 10% change in market interest rates would result in a $0.4 million change in the annual interest costs related to the floating rate debt. Conversely, the same hypothetical change in interest rate applied to floating rate cash and marketable securities at March 31, 2002 would result in a $0.5 million change in interest income over the course of a year.

International Operations

   Our results of operations are subject to the risk of currency exchange rate fluctuations related to our international operations. This economic risk is generally limited to the net income of the operations as the revenue and expenses of the operations are generally denominated in the same currency. Our major international markets are the United Kingdom, Euro currency countries, China/Hong Kong, Mexico, Brazil, Canada and Japan. While we do not hedge the net income of our international operations, in some cases we enter into hedging transactions to mitigate the risk of adverse currency exchange on certain cross border transactions such as intercompany settlements. At March 31, 2002, we had open forward foreign currency contracts for approximately $5.3 million to hedge certain intercompany obligations. It is not our policy to use derivatives to hedge the net investment positions in our international subsidiaries.

   Investing in non-U.S. countries involves certain risks. As currencies fluctuate against the U.S. Dollar, there is a corresponding change in our investment value in terms of the U.S. Dollar. Such change is reflected as an increase or decrease in comprehensive income, a separate component of stockholder's equity. Net foreign currency devaluations have reduced the reported amount of total stockholder's equity by $2.5 million as of March 31, 2002.

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

   None.

ITEM 5.   OTHER EVENTS

   None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

      None.

   (b)  Reports on Form 8-K

   We filed a Form 8-K on March 5, 2002 regarding our financial results for the three months and the year ended December 31, 2001.

   We filed a Form 8-K on March 14, 2002 regarding our two related merger agreements dated March 7, 2002 with Dentsu Inc. and Publicis Groupe S.A.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BCOM3 GROUP, INC.

                                               BY:   /S/   EILEEN A. KAMERICK
                                                   -----------------------------
                                                        Eileen A. Kamerick
                                                   Executive Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer
                                                     and Authorized Signatory)

May 13, 2002