Form 10-Q
period 2002-06-30
BCOM3 GROUP INC
filed 2002-08-14
CIK 1139185

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

   For the Quarterly Period Ended: June 30, 2002

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]  or   No [_]
   As of July 31, 2002, the Registrant had outstanding 15,289,804 shares of Class A Common Stock, par value $.01 per share, and 4,286,123 shares of Class B Common Stock, par value $.01 per share.

================================================================================

                               TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    No.
                                                                                                    ----
                                    PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
   Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001...........................   3
   Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001.   4
   Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2002 and 2001.   5
   Notes to Consolidated Condensed Financial Statements............................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..................................................................  12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................  16

                                      PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.........................................................................  17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................................................  17

ITEM 3.  DEFAULT UPON SENIOR SECURITIES............................................................  17

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.........................................  17

ITEM 5.  OTHER EVENTS..............................................................................  17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................  17

SIGNATURES.........................................................................................  18

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                  June 30,   December 31,
                                                                                    2002         2001
                                                                                 ----------- ------------
                                                                                 (Unaudited)
                                  A S S E T S
                                  -----------
Current assets:
   Cash and cash equivalents.................................................... $  257,280   $  227,735
   Accounts receivable (less allowance for doubtful accounts of $45,935 and
     $39,055, respectively).....................................................  1,958,161    1,649,273
   Production expenditures billable to clients..................................    189,340      213,527
   Prepaid expenses and other assets............................................    123,358      105,309
                                                                                 ----------   ----------
       Total Current Assets.....................................................  2,528,139    2,195,844
Property and equipment..........................................................    736,448      702,456
Less: Accumulated depreciation and amortization.................................    359,169      326,014
                                                                                 ----------   ----------
   Property and equipment, net..................................................    377,279      376,442
Goodwill (less accumulated amortization of $115,473 and $120,607, respectively).  1,382,201    1,304,723
Intangibles (less accumulated amortization of $37,191 and $35,816, respectively)     40,179       50,555
Other...........................................................................    188,220      178,875
                                                                                 ----------   ----------
       Total Assets............................................................. $4,516,018   $4,106,439
                                                                                 ==========   ==========
     L I A B I L I T I E S   A N D  S T O C K H O L D E R ' S  E Q U I T Y
     ---------------------------------------------------------------
Current liabilities:
   Trade accounts payable....................................................... $2,050,701   $1,760,177
   Short-term borrowings........................................................     68,426       39,393
   Current portion of long-term debt............................................      7,977        6,016
   Accrued expenses and other payables..........................................    560,269      531,913
                                                                                 ----------   ----------
       Total Current Liabilities................................................  2,687,373    2,337,499
Long-term debt..................................................................      8,032        9,450
Real estate finance obligation..................................................    183,171      187,714
Deferred compensation and accrued retirement benefits...........................    110,883      110,309
Other long-term liabilities.....................................................    102,781      105,286
Deferred rent...................................................................     31,868       31,358
                                                                                 ----------   ----------
                                                                                    436,735      444,117
Minority interest...............................................................     20,555       18,047
Commitments and contingencies...................................................
Mandatorily redeemable stock....................................................    360,619      301,494
Stockholder's equity:
   Common Stock, Class B, $.01 par value, 10,000,000 shares authorized,
     4,286,123 and 4,284,248 shares issued and outstanding at June 30, 2002 and
     December 31, 2001, respectively............................................         43           43
   Additional paid-in capital...................................................  1,213,269    1,187,279
   Retained deficit.............................................................   (172,865)    (174,048)
   Accumulated other comprehensive loss.........................................     (4,691)      (7,605)
                                                                                 ----------   ----------
                                                                                  1,035,756    1,005,669
   Unearned compensation........................................................    (25,020)        (387)
                                                                                 ----------   ----------
       Total Stockholder's Equity...............................................  1,010,736    1,005,282
                                                                                 ----------   ----------
       Total Liabilities and Stockholder's Equity............................... $4,516,018   $4,106,439
                                                                                 ==========   ==========

 The accompanying Notes to Consolidated Condensed Financial Statements are an
                      integral part of these statements.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                June 30,
                                                   ----------------------  ----------------------
                                                      2002        2001        2002        2001
                                                   ----------  ----------  ----------  ----------
Revenues.......................................... $  486,654  $  479,891  $  932,375  $  927,111
Operating expenses:
   Compensation and employee benefits.............    283,288     286,754     560,556     567,916
   Other general expenses.........................     82,903      81,346     153,772     153,428
   Office and related expenses....................     38,835      35,997      75,313      70,999
   Depreciation and amortization..................     18,465      16,361      35,849      32,272
   Amortization of goodwill and intangible assets.      3,850      19,416       7,600      38,990
   Restructuring charge...........................         --       3,248          --       3,248
                                                   ----------  ----------  ----------  ----------
       Total operating expenses...................    427,341     443,122     833,090     866,853
Operating income..................................     59,313      36,769      99,285      60,258
Other income (expense):
   Interest income................................      2,260       5,322       5,154      13,165
   Interest expense...............................     (5,884)    (12,220)    (11,523)    (25,232)
   Foreign currency gain (loss)...................      1,239         910       1,688         (24)
                                                   ----------  ----------  ----------  ----------
       Total other expense........................     (2,385)     (5,988)     (4,681)    (12,091)
                                                   ----------  ----------  ----------  ----------
Income before income taxes........................     56,928      30,781      94,604      48,167
Income taxes......................................     21,668      21,724      35,985      35,022
                                                   ----------  ----------  ----------  ----------
Income after income taxes.........................     35,260       9,057      58,619      13,145
Minority interest.................................     (3,475)     (4,086)     (6,247)     (6,265)
Equity in income (loss) of affiliates.............      1,952        (526)      1,864         139
                                                   ----------  ----------  ----------  ----------
Net income........................................ $   33,737  $    4,445  $   54,236  $    7,019
                                                   ==========  ==========  ==========  ==========

Earnings (loss) per common share:
Net income........................................ $   33,737  $    4,445  $   54,236  $    7,019
Exclude:
   Net income allocable to Mandatorily redeemable
     Class A common shares........................    (29,248)    (16,840)    (48,158)    (32,728)
                                                   ----------  ----------  ----------  ----------
Income (loss) allocable to Class B common shares.. $    4,489  $  (12,395) $    6,078  $  (25,709)
                                                   ==========  ==========  ==========  ==========
Weighted average Class B common shares outstanding  4,285,120   4,282,270   4,284,921   4,278,281
                                                   ==========  ==========  ==========  ==========
Earnings (loss) per Class B common share
   Basic and Diluted.............................. $     1.05  $    (2.89) $     1.42  $    (6.01)
                                                   ==========  ==========  ==========  ==========

 The accompanying Notes to Consolidated Condensed Financial Statements are an
                      integral part of these statements.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   --------------------
                                                                                      2002       2001
                                                                                   ---------  ---------
Cash Flows from Operating Activities
   Net income..................................................................... $  54,236  $   7,019
   Reconciliation of net income to net cash provided by operating activities:
       Depreciation and amortization..............................................    43,449     71,262
       Provision for doubtful accounts............................................       510      2,856
       Restructuring and other special charges....................................    (4,152)     2,448
       Net loss on divestments....................................................        --      1,137
       Dividends in excess of earnings in affiliates..............................     2,299      1,611
       Minority interest..........................................................     6,247      6,265
   Changes in operating assets and liabilities, net of effects from acquisitions:
       (Increase) Decrease in accounts receivable.................................  (232,460)    36,272
       Decrease (Increase) in production expenditures billable to clients.........    27,203    (70,864)
       Increase (Decrease) in trade accounts payable..............................   211,742   (144,015)
       Decrease in accrued expenses and other payables............................    (8,153)  (133,881)
       Increase (Decrease) in deferred compensation and accrued retirement
         benefits.................................................................       172    (11,910)
       Increase in accrued income taxes...........................................     7,734      5,209
       Decrease in prepaid expenses and other current assets......................      (569)    26,475
       (Increase) Decrease in other assets........................................     1,778     18,847
                                                                                   ---------  ---------
          Net Cash Provided (Used) in Operating Activities........................   110,036   (181,269)
                                                                                   ---------  ---------
Cash Flows from Investing Activities
   Business acquisitions, net of cash acquired....................................   (59,890)   (27,226)
   Expenditures for property and equipment........................................   (32,013)   (35,695)
                                                                                   ---------  ---------
          Net Cash Used in Investing Activities...................................   (91,903)   (62,921)
                                                                                   ---------  ---------
Cash Flows from Financing Activities
   Dividends paid to minority stockholders........................................    (4,629)    (5,688)
   Dividends paid on Common Stock.................................................    (4,894)    (4,919)
   Proceeds from short-term borrowings............................................    25,058    104,117
   Proceeds from long-term debt...................................................    26,950      6,326
   Repayment of long-term debt....................................................   (32,121)   (58,890)
   Proceeds from sales of Common Stock............................................       244      1,300
   Redemptions of Common Stock....................................................      (226)    (1,801)
   Other..........................................................................     1,046         --
                                                                                   ---------  ---------
          Net Cash Provided by Financing Activities...............................    11,428     40,445
                                                                                   ---------  ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents......................       (16)    (1,718)
                                                                                   ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents..............................    29,545   (205,463)
Cash and Cash Equivalents, Beginning of Year......................................   227,735    598,159
                                                                                   ---------  ---------
Cash and Cash Equivalents, End of Period.......................................... $ 257,280  $ 392,696
                                                                                   =========  =========
Supplemental Cash Flow Information
Income taxes paid................................................................. $  24,519  $  15,278
                                                                                   =========  =========
Interest paid..................................................................... $   5,022  $  12,731
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

   4. Basic and diluted earnings (loss) per common share is calculated by dividing net income, reduced by $29.2 million and $48.2 million of income allocable to Mandatorily redeemable stock for the three and six months ended June 30, 2002, respectively, and by $16.8 million and $32.7 million for the comparable periods in 2001, by the weighted average number of Class B common shares outstanding during each respective period. For the three and six months ended June 30, 2002, the weighted average number of Class B common shares used in the basic and diluted earnings (loss) per common share calculation is 4,285,120 and 4,284,921, respectively and 4,282,270 and 4,278,281 for the comparable periods in 2001.

   5. Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

2.  Comprehensive Income

   A summary of increases (decreases) in stockholder's equity that do not result directly from transactions with share owners, net of income taxes, is as follows (in thousands):

                                                               Three Months Ended  Six Months Ended
                                                                   June 30,            June 30,
                                                               ----------------   -----------------
                                                                 2002      2001     2002     2001
                                                               -------   -------  -------  --------
Net income.................................................... $33,737   $ 4,445  $54,236  $  7,019
Unrealized (loss) gain on investments (net of tax benefits
  (expense) of $46, $(43), $12 and $278, respectively)........     (85)       80      (22)     (516)
Foreign currency translation gain (loss) (net of tax (expense)
  benefits of $(5,974), $2,977, $(4,737) and $5,155,
  respectively)...............................................  15,826    (4,296)  13,329   (16,633)
                                                               -------   -------  -------  --------
Comprehensive income (loss)................................... $49,478   $   229  $67,543  $(10,130)
                                                               =======   =======  =======  ========

   An analysis of the changes in accumulated other comprehensive loss (income), net of income taxes, is as follows (in thousands):

                                                                          2002      2001
                                                                        --------  --------
Accumulated other comprehensive loss as of January 1,.................. $ (7,605) $ (3,858)
Unrealized (loss) on investments (net of tax benefits of $12 and $278,
  for the six months ended, respectively)..............................      (22)     (516)
Foreign currency translation gain (loss) (net of tax (expense) benefits
  of $(4,737) and $5,155 for the six months ended, respectively).......   13,329   (16,633)
Allocation to Mandatorily redeemable stock.............................  (10,393)   13,423
                                                                        --------  --------
Accumulated other comprehensive loss as of June 30,.................... $ (4,691) $ (7,584)
                                                                        ========  ========

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

   A summary of the Company's revenues and property and equipment by geographic area as of and for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

                          United                Asia    Latin
                          States       Europe  Pacific America  Other   Total
                           --------   -------- ------- ------- ------- --------
          Revenues
          Three months ended June 30,
             2002....... $258,974     $140,449 $49,984 $27,005 $10,242 $486,654
             2001....... $252,545     $139,560 $46,609 $30,940 $10,237 $479,891
          Revenues
          Six months ended June 30,
             2002....... $503,812     $261,741 $93,387 $53,573 $19,862 $932,375
             2001....... $499,334     $258,916 $89,881 $59,211 $19,769 $927,111
          Property and equipment, net
          As of June 30,
             2002....... $278,319     $ 62,003 $23,096 $11,113 $ 2,748 $377,279
             2001....... $278,528     $ 48,959 $14,860 $10,629 $ 3,081 $356,057

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

   The second merger agreement is with Publicis. This agreement provides for the merger of Bcom3 into a wholly-owned subsidiary of Publicis (the "Publicis/Bcom3 Merger"). In this merger, holders of the Company's Class A Common Stock and Class B Common Stock will be entitled to receive ordinary shares of Publicis and other merger consideration, as described for each Class in the merger agreement. The closing of the Publicis/Bcom3 Merger is conditioned, among other things, on approval by stockholders of Bcom3 and Publicis, regulatory approvals, receipt of opinions as to the tax treatment of the merger, and the closing of the First Step Merger. Certain Publicis stockholders representing about 45% of the voting power of all Publicis shares, and certain Bcom3 stockholders representing about 31% of the voting power of all Bcom3 shares, have agreed to vote in favor of the Publicis/Bcom3 Merger. The merger agreement provides for a $90.0 million termination fee

                      BCOM3 GROUP, INC. AND SUBSIDIARIES
to be paid by either company if the merger agreement is terminated in certain circumstances, including if such company's Board of Directors changes its recommendation with respect to the transaction or if such company receives a competing proposal and, after the merger agreement terminates for certain reasons, such company agrees to a business combination with a third party within 12 months of the termination.

5.  Restructuring and Other Special Charges

   As part of the Company's operational initiatives related to the merged operations of Leo Burnett and MacManus, the Company incurred $20.3 million of restructuring and other special charges during 2001 related to the streamlining of certain of the Company's businesses in the United States, Europe and Australia. These charges included costs associated with severance, leasehold consolidations, fixed asset impairments, and other related costs of $5.3 million, $10.5 million, $3.6 million and $0.9 million, respectively. Of these amounts, accruals of approximately $0.9 million, $8.8 million and $0.6 million related to severance, leasehold consolidations and other related costs, respectively, remain as of June 30, 2002.

   The severance charges represent costs incurred to sever approximately 300 employees in the aforementioned markets. Of these employees, approximately 250, 25 and 25 were employed in the United States, Europe and Australia, respectively. As of June 30, 2002, approximately 280 of the 300 employees had already been terminated. Leasehold consolidations represents charges incurred in these markets to exit certain locations as a result of merger-related decisions, relocations or office closures. Fixed asset impairments and other related costs represent leasehold improvement impairments and other costs incurred as a result of the decision to exit these locations.

   The opening balances, activity during 2002 and remaining liabilities as of June 30, 2002 for these charges are as follows (in thousands):

                                                      Deductions
                                                -----------------------
                           Balance                 Applied              Balance
                         December 31, Additions    Against              June 30,
                             2001     Expensed  Related Assets Payments   2002
                         ------------ --------- -------------- -------- --------
Severance...............   $ 3,287       $--         $--        $2,404  $   883
Leasehold consolidations    10,519        --          --         1,748    8,771
Other related costs.....       576        --          --            --      576
                           -------       ---         ---        ------  -------
   Totals...............   $14,382       $--         $--        $4,152  $10,230
                           =======       ===         ===        ======  =======

6.  Goodwill

   The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows (in thousands):

Balance as of January 1, 2002............................................ $1,304,723
Goodwill acquired during the six months ended June 30, 2002..............     62,061
Currency translation adjustments.........................................     12,781
Reclassification of workforce from intangible assets, net of deferred tax
  benefits of $923.......................................................      2,636
Impairment losses........................................................         --
                                                                          ----------
Balance as of June 30, 2002.............................................. $1,382,201
                                                                          ==========

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

7.  Intangible Assets

   For the six months ended June 30, 2002, the Company's acquisitions resulted in increases in goodwill and intangible assets of $62.1 million and $0.7 million, respectively. As of June 30, 2002 and December 31, 2001, other intangibles consisted of the following (in thousands):

                              June 30, 2002                    December 31, 2001
                    ---------------------------------- ----------------------------------
                     Gross                   Other      Gross                   Other
                    Carrying Accumulated  Intangibles, Carrying Accumulated  Intangibles,
                     Amount  Amortization     Net       Amount  Amortization     Net
                    -------- ------------ ------------ -------- ------------ ------------
Contract-based..... $   964    $    86      $   878    $   268    $    22      $   246
Customer-related...  74,716     35,998       38,718     74,688     28,535       46,153
Other..............   1,690      1,107          583      1,560        963          597
Assembled workforce      --         --           --      9,855      6,296        3,559
                    -------    -------      -------    -------    -------      -------
Other intangibles.. $77,370    $37,191      $40,179    $86,371    $35,816      $50,555
                    =======    =======      =======    =======    =======      =======

             Aggregate Amortization Expense (in thousands):
             ----------------------------------------------
                 For the six months ended June 30, 2002.... $ 7,600

             Estimated Amortization Expense (in thousands):
             ----------------------------------------------
                 For year ended December 31, 2002.......... $15,200
                 For year ended December 31, 2003..........  15,300
                 For year ended December 31, 2004..........  15,300
                 For year ended December 31, 2005..........   1,600
                 For year ended December 31, 2006..........     200

8.  Option Grants

   During the first quarter of 2002, the Company granted 858,200 options at an exercise price of $130.00 per share, a price below fair market value. As a result, the Company will be amortizing approximately $25.7 million as a charge to income over the vesting period for those options. For the three-month and six-month periods ending June 30, 2002, the Company recorded $0.8 million and $1.1 million, respectively, of compensation expense associated with these option grants. The unamortized portion of this charge is included in stockholder's equity.

9.  Acquisition Related Obligations

   The Company's acquisition agreements are generally structured to provide that a portion of the purchase price is measured and paid in future periods. The amount of the future obligations is determined based on the acquired company's financial performance including revenue growth and profitability. The Company reflects these future obligations as liabilities in its financial statements at the time such amounts become fixed and determinable. As of June 30, 2002, the Company estimates that future obligations under such arrangements approximate $55.0 million.

   Additionally, in certain cases where Bcom3 does not own 100% of an entity, the Company has entered into agreements with the other shareholder(s) that provide them with the right to require Bcom3 to purchase the shares not previously sold to Bcom3. These options are exercisable at various points over the next several years and the amount of the future obligations is contingent upon the acquired company's financial performance including revenue growth and profitability. The Company reflects these future obligations as liabilities in its financial statements at the time such amounts become fixed and determinable. As of June 30, 2002, the Company estimates that if exercised, such obligations under these arrangements approximate $45.0 million.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

10.  Recent Accounting Principles

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

   Effective July 1, 2001 the Company adopted certain provisions of SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. The Company evaluated its goodwill and intangibles acquired prior to June 30, 2001 using the criteria set forth in SFAS No. 141, which resulted in $3.6 million of other intangibles (comprised entirely of assembled workforce intangibles) being re-characterized into goodwill at January 1, 2002. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives.

   SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase, which was required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment. The Company completed its first phase impairment analysis during the current quarter and determined that there was no impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, is not necessary at this time.

   In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows (in thousands, except per share amounts):

                                                                    Three Months Ended Six Months Ended
                                                                        June 30,           June 30,
                                                                    -----------------  ---------------
                                                                     2002      2001     2002     2001
                                                                    -------  -------   ------- -------
Net Income:
Reported net income................................................ $33,737  $ 4,445   $54,236 $ 7,019
Goodwill amortization (net of tax benefit of $0, $903(1), $0 and
  $1,806(1), respectively).........................................      --   14,800        --  29,759
                                                                    -------  -------   ------- -------
Adjusted net income................................................ $33,737  $19,245   $54,236 $36,778
                                                                    =======  =======   ======= =======
Basic and diluted earnings (loss) per Class B common share
Reported basic and diluted earnings (loss) per Class B common share $  1.05  $ (2.89)  $  1.42 $ (6.01)
Goodwill amortization(1)...........................................      --     2.44        --    5.01
                                                                    -------  -------   ------- -------
Adjusted basic and diluted earnings (loss) per Class B common share $  1.05  $ (0.45)  $  1.42 $ (1.00)
                                                                    =======  =======   ======= =======

--------
(1) Includes $0.8 million and $1.6 million, or $0.15 per share and $0.30 per share, related to amortization of other intangibles that has been re-characterized as goodwill effective January 1, 2002 for the three and six months ended June 30, 2001, respectively.

                      BCOM3 GROUP, INC. AND SUBSIDIARIES

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

   In November 2001, the EITF released Issue 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" ("EITF Issue 01-14"), formerly EITF Topic D-103. This pronouncement provides guidance on the accounting treatment in the income statement for reimbursements received for out-of-pocket expenses incurred, and is effective for all financial reporting periods beginning after December 15, 2001. The Company has adopted the provisions of this pronouncement effective January 1, 2002. Consistent with the provisions of EITF Issue 01-14, approximately $6.6 million and $14.8 million of reimbursed "out-of-pocket" costs have been included in both revenue and other general expenses for the three and six months ended June 30, 2002, respectively. Although the adoption of this pronouncement has no impact on net income, it results in the Company reporting higher revenues with a corresponding increase in other general expenses. While operating income remains the same, our operating profit margin decreased by 0.2% for the three and six months ended June 30, 2002 as a result of adoption. As permitted under the provisions of EITF Issue 01-14, the Company has not reclassified prior period financial statements due to the impracticability of obtaining the information related to 2001 "out-of-pocket" expenses.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement, which is effective for exit or disposal activities initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires companies to record a liability for costs associated with an exit or disposal activity in the period in which the liability is incurred. This differs from current practice which requires the liability to be recognized at the date of commitment. The adoption of the provisions of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

11.  Subsequent Event

   On July 24, 2002 the Company renewed the $150.0 million, 364 day commitment portion of The MacManus Group and DMB&B USA, Inc. Second Amended and Restated Credit Agreement for another 364 day period until July 23, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Second Quarter Ended June 30, 2002 Compared to Second Quarter Ended June 30, 2001

   Revenues: In the second quarter of 2002, our consolidated worldwide revenues increased 1.4% to $486.7 million from $479.9 million for the comparable period in 2001. Our domestic revenues increased 2.6% to $259.0 million from $252.5 million for the comparable period in 2001. The effect of acquisitions, net of divestitures, increased domestic revenues by $8.8 million or 3.5%. The effect of our adoption of EITF Issue 01-14 (formerly EITF Topic D-103) increased domestic revenues by $5.5 million or 2.2%. Domestic organic revenues declined by $7.8 million or 3.1% primarily as a result of decreased spending by current clients. Our international revenues for the second quarter of 2002 increased 0.1% to $227.7 million from $227.4 million for the comparable period in 2001. The effect of acquisitions, net of divestitures, increased international revenues by $12.3 million or 5.4%. Changes in translation of foreign currencies to the U.S. Dollar decreased international revenues by $4.4 million or 1.9%. This decrease was primarily caused by the strengthening of the U.S. Dollar against various Asia-Pacific and Latin American currencies. The effect of our adoption of EITF Issue 01-14 increased international revenues by $1.1 million or 0.5%. International organic revenues declined by $8.7 million or 3.9% primarily due to decreased spending by current clients.

   Expenses: Operating expenses for the second quarter of 2002 decreased 3.6% to $427.3 million from $443.1 million for the comparable period in 2001. Excluding $3.2 million of restructuring and other special charges recorded during the three months ended June 30, 2001 and $6.6 million of additional costs included in operating expenses in 2002 associated with the adoption of EITF Issue 01-14, operating expenses for the three months ended June 30, 2002 decreased 4.4% to $420.7 million from $439.9 million for the comparable period in 2001. Compensation and employee benefits decreased 1.2% to $283.3 million in 2002 from $286.8 million in 2001 and represented 58.2% of revenues in 2002 compared to 59.8% for the comparable period in 2001. The decrease in this ratio results principally from the adoption of EITF Issue 01-14 and a better alignment of compensation costs to revenues. Other general expenses increased 2.0% to $82.9 million from $81.3 million primarily as a result of the adoption of EITF Issue 01-14 partially offset by lower levels of spending on professional fees in 2002 in comparison to the comparable period in 2001. Excluding the impact of the adoption of EITF Issue 01-14, other general expenses decreased by $5.0 million. Office and related expenses increased 7.8% to $38.8 million in the second quarter of 2002 from $36.0 million for the comparable period in 2001 primarily as a result of newly consolidated entities. Depreciation and amortization expense increased 12.8% to $18.5 million in 2002 from $16.4 million in 2001 as a result of newly consolidated entities. Amortization of goodwill and intangible assets decreased 79.9% to $3.9 million in the second quarter of 2002 from $19.4 million for the comparable period in 2001, and results principally from the adoption of SFAS No. 142.

   Operating Income: Operating income increased 61.1% to $59.3 million in the second quarter of 2002 from $36.8 million for the comparable period of 2001. Excluding $3.2 million of restructuring and other special charges incurred in the second quarter of 2001 and the effects of the adoption of SFAS No. 142, operating income increased 6.5% to $59.3 million in 2002 from $55.7 million in 2001.

   Other Income (Expense): In the second quarter of 2002, interest income decreased 56.6% to $2.3 million from $5.3 million for the comparable period in 2001 as cash balances were utilized to pay down debt and due to reduced interest rates, particularly in the United States where the majority of cash investments were held. Interest expense decreased 51.6% to $5.9 million from $12.2 million for the comparable period in 2001 for similar reasons. We recognized a foreign currency gain of $1.2 million for the second quarter of 2002. This compares to a gain of $0.9 million for the comparable period in 2001 and results primarily from improved foreign exchange exposure management particularly in Latin America.

   Income Taxes: The effective tax rate was 38.1% for the second quarter of 2002 in comparison to 70.6% for the comparable period in 2001. Excluding the effect of amortization of goodwill and intangible assets, the effective tax rate for the second quarter of 2001 was 48.5%. The decrease in the effective tax rate in the second quarter of 2002 over the second quarter of 2001, results principally from our tax planning initiatives.

   Minority Interest and Equity in Income (Loss) of Affiliates: Minority interest decreased $0.6 million to $3.5 million in the second quarter of 2002 from $4.1 million for the comparable period of 2001 as a result of decreased profitability at certain minority owned companies partially offset by the consolidation of certain entities which were not consolidated in the comparable period in the prior year. Equity in income (loss) of affiliates increased $2.5 million to income of $2.0 million in the second quarter of 2002 from a loss of $0.5 million for the comparable period of 2001, primarily as a result of increased operational income of certain affiliates.

  Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

   Revenues: For the six months ended June 30, 2002, our consolidated worldwide revenues increased 0.6% to $932.4 million from $927.1 million for the comparable period in 2001. Our domestic revenues for the six months ended June 30, 2002 increased 0.9% to $503.8 million from $499.3 million for the comparable period in 2001. The effect of acquisitions, net of divestitures, increased domestic revenues by $12.0 million or 2.4%. The effect of our adoption of EITF Issue 01-14 increased domestic revenues by $11.9 million or 2.4%. Domestic organic revenues declined by $19.4 million or 3.9% primarily as a result of decreased spending by current clients. Our international revenues for the six months ended June 30, 2002 increased 0.2% to $428.6 million from $427.8 million for the comparable period in 2001. The effect of acquisitions, net of divestitures, increased international revenues by $25.0 million or 5.8%. Changes in translation of foreign currencies to the U.S. Dollar decreased international revenues by $14.0 million or 3.3%. This decrease was primarily caused by the strengthening of the U.S. Dollar against various Asia-Pacific and Latin American currencies. The effect of our adoption of EITF Issue 01-14 increased international revenues by $2.9 million or 0.7%. International organic revenues declined by $13.1 million or 3.0% primarily due to decreased spending by current clients.

   Expenses: Operating expenses for the six months ended June 30, 2002 decreased 3.9% to $833.1 million from $866.9 million for the comparable period in 2001. Excluding $3.2 million of restructuring and other special charges recorded during the six months ended June 30, 2001 and $14.8 million of additional costs included in operating expenses in 2002 associated with the adoption of EITF Issue 01-14, operating expenses for the six months ended June 30, 2002 decreased 5.3% to $818.3 million from $863.7 million for the comparable period in 2001. Compensation and employee benefits decreased 1.3% to $560.6 million in 2002 from $567.9 million in 2001 and represented 60.1% of revenues in 2002 compared to 61.3% of revenues for the comparable period in 2001. The decrease in this ratio results principally from the adoption of EITF Issue 01-14. Other general expenses increased 0.3% to $153.8 million from $153.4 million primarily as a result of our adoption of EITF Issue 01-14 partially offset by savings primarily in travel and professional fees in 2002 in comparison to the comparable period in 2001. Excluding the impact of the adoption of EITF Issue 01-14, other general expenses decreased by $14.4 million. Office and related expenses increased 6.1% to $75.3 million in the six months ended June 30, 2002 from $71.0 million for the comparable period in 2001 primarily as a result of newly consolidated entities. Depreciation and amortization expense increased 10.8% to $35.8 million in 2002 from $32.3 million in 2001 as a result of newly consolidated entities. Amortization of goodwill and intangible assets decreased 80.5% to $7.6 million in the six months ended June 30, 2002 from $39.0 million for the comparable period in 2001, and results principally from the adoption of SFAS No. 142.

   Operating Income: Operating income increased 64.7% to $99.3 million in the six months ended June 30, 2002 from $60.3 million for the comparable period in 2001. Excluding $3.2 million of restructuring and other special charges incurred during 2001 and the effects of the adoption of SFAS No. 142, operating income increased 4.4% to $99.3 million in 2002 from $95.1 million in 2001.

   Other Income (Expense): For the six months ended June 30, 2002, interest income decreased 60.6% to $5.2 million from $13.2 million for the comparable period in 2001 as cash balances were utilized to pay down debt and due to reduced interest rates, particularly in the United States where the majority of cash investments were held. Interest expense decreased 54.4% to $11.5 million from $25.2 million for the comparable period in 2001 for similar reasons. We recognized a foreign currency gain of $1.7 million resulting primarily from improved foreign exchange exposure management, particularly in Latin America.

   Income Taxes: The effective tax rate was 38.0% through the six months ended June 30, 2002 in comparison to 72.7% for the comparable period in 2001. Excluding the effect of amortization of goodwill and intangible assets, the effective tax rate through the six months ended June 30, 2001 was 46.9%. The decrease in the effective tax rate in the six months ended June 30, 2002 over the comparable period in 2001 results principally from our tax planning initiatives.

   Minority Interest and Equity in Income (Loss) of Affiliates: Minority interest decreased $0.1 million to $6.2 million in the six months ended June 30, 2002 from $6.3 million for the comparable period of 2001 as a result of decreased profitability at certain minority owned companies partially offset by decreased ownership in consolidated subsidiaries. Equity in income (loss) of affiliates increased $1.8 million to income of $1.9 million in the six months ended June 30, 2002 from income of $0.1 million for the comparable period of 2001, primarily as a result of affiliates previously accounted for under the equity method which are consolidated subsidiaries in 2002 and increased operational income from certain affiliates.

Liquidity and Capital Resources

   We had cash and cash equivalents of $257.3 million and $227.7 million as of June 30, 2002 and December 31, 2001, respectively. Net cash provided by our operating activities was $110.0 million for the six months ended June 30, 2002, which compared favorably to net cash used in operations of $181.3 million for the six months ended June 30, 2001. Improved working capital management reduced the negative impact of the seasonality of our media activity on cash flow, particularly in the U.S. In addition, increased net income had a beneficial impact on operating cash flow.

   Cash used in our investing activities during the six months ended June 30, 2002 was $91.9 million, including $59.9 million used for acquisitions net of cash acquired. Our net expenditures for property and equipment were $32.0 million for the six months ended June 30, 2002. These expenditures primarily related to our worldwide investment in technology, coupled with leasehold improvements and are approximately 10.4% below the expenditure of $35.7 million for the similar period in 2001.

   Cash flows provided by our financing activities during the six months ended June 30, 2002 were $11.4 million, including $19.9 million of net proceeds from borrowings, reduced by $9.5 million in dividends paid to minority shareholders and common stockholders.

   We believe that our operating cash flow, combined with cash on hand and access to our revolving credit facility, are sufficient to support our foreseeable cash requirements, including dividends, capital expenditures, acquisitions and working capital.

   During 2001, certain merger related restrictions lapsed, allowing for an amendment to our banking agreement to facilitate repayment of long-term debt. On August 1, 2001, we amended our $385.0 million term loan and $120.0 million revolving credit facility to provide for a new $450.0 million revolving credit facility, of which $150.0 million was committed through July 2002 and $300.0 million is committed through July 2004. In July 2002, the $150.0 million, 364 day facility was renewed to July 2003. We had $27.0 million drawn under the revolver at June 30, 2002.

   In addition to our committed revolver, we maintain relationships with a number of banks worldwide that have extended unsecured lines of credit totaling $145.6 million, of which $41.4 million was outstanding short-term debt at June 30, 2002, leaving $104.2 million unused.

   As of June 30, 2002, we had long-term debt of $16.0 million which was primarily comprised of equipment financing and certain stockholder notes.

  Acquisition Related Obligations

   Our acquisition agreements are generally structured to provide that a portion of the purchase price is measured and paid in future periods. The amount of the future obligations is determined based on the acquired company's financial performance including revenue growth and profitability. We reflect these future obligations as liabilities in our financial statements at the time such amounts become fixed and determinable. As of June 30, 2002, we estimate that future obligations under such arrangements approximate $55.0 million.

   Additionally, in certain cases where Bcom3 does not own 100% of an entity, we have entered into agreements with the other shareholder(s) that provide them with the right to require Bcom3 to purchase the shares not previously sold to Bcom3. These options are exercisable at various points over the next several years and the amount of the future obligations is contingent upon the acquired company's financial performance including revenue growth and profitability. We reflect these future obligations as liabilities in our financial statements at the time such amounts become fixed and determinable. As of June 30, 2002, we estimate that if exercised, such obligations under these arrangements approximate $45.0 million.

  Recent Accounting Principles

   Several new accounting principles have been adopted during the year. We have included a summary with the related impact on our results of operations in Note 10 in the Notes to Consolidated Condensed Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our policy is to use financial instruments to manage risk consistent with our business plans and prudent practices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in interest rates and foreign currency exchange rates as discussed below. Our senior management actively participates as a risk oversight function to ensure compliance with corporate policies and that prudent risk management practices are adhered to.

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

Interest Rates

   We are subject to the risk of fluctuating interest rates in the normal course of business. Our policy is to manage our interest rate exposure through the use of fixed rate debt, floating rate debt placed in staggered maturities and interest rate swaps. We do not use financial instruments to speculate in interest rates. At June 30, 2002, we had no interest rate swaps outstanding. Assuming gross indebtedness at June 30, 2002 was carried throughout the entire year, a hypothetical 10% change in market interest rates would result in a $0.3 million change in the annual interest costs related to the floating rate debt. Conversely, the same hypothetical change in interest rate applied to floating rate cash and marketable securities at June 30, 2002 would result in a $1.0 million change in interest income over the course of a year.

International Operations

   Our results of operations are subject to the risk of currency exchange rate fluctuations related to our international operations. This economic risk is generally limited to the net income of the operations as the revenue and expenses of the operations are generally denominated in the same currency. Our major international markets are the United Kingdom, Euro currency countries, China/Hong Kong, Mexico, Brazil, Canada and Japan. While we do not hedge the net income of our international operations, in some cases we enter into hedging transactions to mitigate the risk of adverse currency exchange on certain cross-border transactions such as intercompany settlements. At June 30, 2002, we had open forward foreign currency contracts. It is not our policy to use derivatives to hedge the net investment positions in our international subsidiaries.

   Investing in non-U.S. countries involves certain risks. As currencies fluctuate against the U.S. Dollar, there is a corresponding change in our investment value in terms of the U.S. Dollar. Such change is reflected as an increase or decrease in comprehensive income, a separate component of stockholder's equity. Net foreign currency fluctuations versus the U.S. Dollar have reduced the reported amount of total stockholder's equity by $6.5 million as of June 30, 2002.

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

   None.

ITEM 5.  OTHER EVENTS

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      None.

   (b) Reports on Form 8-K

   We filed a Form 8-K on May 14, 2002 regarding our financial results for the three months ended March 31, 2002.

   We filed a Form 8-K/A on June 3, 2002, which amended a Form 8-K we filed on May 29, 2002, regarding the release of Arthur Andersen LLP from its obligations to Bcom3 as our independent accountants effective May 22, 2002, and the engagement of Ernst & Young LLP as our independent public accountants, effective May 23, 2002.

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

August 14, 2002